Form 10-Q
period 2021-09-30
Thrive Acquisition Corp
filed 2021-12-06
CIK 1863685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

THRIVE ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40939	98-1601854
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Riverside Center

275 Grove Street, Suite 2-400

Newton, MA 02466

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (617) 663-5988

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	THAC.U	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	THAC	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	THAC. WS	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of December 6, 2021, there were 17,250,000 Class A ordinary shares, $0.0001 par value per share, and 4,312,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

THRIVE ACQUISITION CORPORATION

Quarterly Report on Form 10-Q
Table of Contents

		Page No.
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheet as of September 30, 2021 (unaudited)	1
	Condensed Statements of Operations for the three months ended September 30, 2021 (unaudited) and the period from April 27, 2021 (inception) through September 30, 2021 (unaudited)	2
	Condensed Statement of Changes in Stockholder’s Equity for the three months ended September 30, 2021 (unaudited) and for the period from April 27, 2021 (inception) through September 30, 2021 (unaudited)	3
	Condensed Statement of Cash Flows for the period from April 27, 2021 (inception) through September 30, 2021 (unaudited)	4
	Notes to Condensed Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
SIGNATURES		21

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THRIVE ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(Unaudited)

ASSETS
Current assets
Cash	$15,354
Total Current Assets	15,354
Deferred offering costs	748,242
Total Assets	$763,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$14,958
Accrued offering costs	492,631
Promissory note – related party	246,366
Total Liabilities	753,955

Commitments and contingencies

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,000 shares issued and outstanding (1)	431
Additional paid-in capital	24,569
Accumulated deficit	(15,359)
Total Shareholders’ Equity	9,641
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$763,596

(1)	Includes up to 562,500 shares of Class B ordinary shares subject to forfeiture if the underwriter’s over-allotment option is not exercised in full or in part (see Note 6)

THRIVE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	For the Period from April 27, 2021 (Inception) Through September 30,
	2021	2021

Formation and operating costs	$7,560	$15,359
Loss from operations	(7,560)	(15,359)

Basic and diluted weighted average shares outstanding(1)	3,750,000	3,750,000
Basic and diluted net loss per Class B ordinary shares	(0.00)	(0.00)

(1)	Excludes up to 562,500 shares of Class B ordinary shares subject to forfeiture if the underwriter’s over-allotment option is not exercised in full or in part (see Note 6)

THRIVE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

FOR THE PERIOD FROM APRIL 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — April 27, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(7,799)	(7,799)
Balance — June 30, 2021 (unaudited)	—	—	4,312,500	431	24,569	(7,799)	17,201
Net loss	—	—	—	—	—	(7,560)	(7,560)
Balance — September 30, 2021 (unaudited)	—	$—	4,312,500	$431	$24,569	$(15,359)	$(9,641)

(1)	Includes up to 562,500 shares of Class B ordinary shares subject to forfeiture if the underwriter’s over-allotment option is not exercised in full or in part (see Note 6)

THRIVE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS

FOR THE PERIOD FROM APRIL 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(15,359)
Adjustments to reconcile net loss to net cash provided by operating activities
Payment accrued expense	401
Changes in operating assets and liabilities:
Accrued expenses	14,958
Net cash used in operating activities	—
Cash Flows from Financing Activities:
Proceeds from promissory note – related party	195,000
Payments of deferred offering costs from promissory note	(183,877)
Proceeds from independent director shares	4,231
Net cash from financing activities	15,354

Net Change in Cash	15,354
Cash – Beginning	—
Cash – Ending	$15,354

Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$492,631
Deferred offering costs paid by Sponsor for Class B ordinary shares	$25,000
Deferred offering costs paid by Sponsor under promissory note	$51,366

THRIVE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Thrive Acquisition Corporation (the “Company”) is blank check company incorporated as a Cayman Islands exempted company on April 27, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Initial Business Combination”).  The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from April 27, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Sponsor and Proposed Financing

The Company’s sponsor is Thrive Acquisition Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). The Company intends to finance its Initial Business Combination with proceeds from the $172,500,000 initial public offering of Units (as defined below) (see Note 3) and a $9,150,000 sale of private placement warrants (see Note 4). Upon the closing of the IPO and the private placement, a portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account (the “Trust Account”) (see Note 4).

The Trust Account

The proceeds held in the Trust Account are invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s memorandum and articles of association provide that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, included in the Units being sold in the IPO (the “Public Shares”) if an initial business combination is not consummated within 15 months from the closing of the IPO (or 18 months from the closing of the IPO if the Company extends the time to complete a business combination so long as the Sponsor or its affiliates or designees deposits into the trust account an additional $0.10 per unit), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete an initial business combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO if the Company extends the time to complete a business combination so long as the Sponsor or its affiliates or designees deposits into the trust account an additional $0.10 per unit) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all the net proceeds of the IPO are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks shareholder approval, it will complete its Initial Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such Class A ordinary shares will be recorded at redemption amount and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s memorandum and articles of association if the Company is unable to complete the Initial Business Combination within 15 months from the closing of the Initial Public Offering (or 18 months from the closing of the IPO if the Company extends the time to complete a business combination so long as the Sponsor or its affiliates or designees deposits into the trust account an additional $0.10 per unit), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent director nominees will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 15 months of the closing of the IPO (or 18 months from the closing of the IPO if the Company extends the time to complete a business combination so long as the Sponsor or its affiliates or designees deposits into the trust account an additional $0.10 per unit). However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A ordinary shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of shares, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Liquidity and Capital Resources

As of September 30, 2021, the Company had a cash balance of $15,354. However, the Company’s liquidity needs are satisfied through using net proceeds from the IPO and Private Placement Warrants (see Notes 3 and 4) for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may provide the Company Working Capital Loans (as discussed in Note 4). As of September 30, 2021, there were no working capital loans outstanding.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the period from April 27, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture, plus, to the extent dilutive, the incremental number of shares of ordinary share to settle warrants, as calculated using the treasury stock method. Weighted average ordinary shares were reduced for the effect of an aggregate of 562,500 of Founder Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic ordinary share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which establishes framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 – Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 – Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgement.  It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.  Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs at September 30, 2021 of $748,242, consist of costs that are directly related to the IPO. The Company has concluded that a portion of the transaction costs which directly relate to the IPO and Private Placement should be allocated to the warrants upon their issuance, based on their relative fair value against total proceeds and recognized as transaction costs in the statement of operations. The remaining costs were charged to temporary shareholder’s equity upon completion of the IPO.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

In August, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred shares. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.

Note 3 — Public Offering

On October 25, 2021, the Company consummated its IPO of 17,250,000 units (the “Units”), including the issuance of 2,250,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000.

Each Unit consists of one Public Share and half of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. No fractional warrants will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

Note 4 — Related Party Transactions

Founder Shares

In May 2021, the Company issued an aggregate of 5,750,000 Class B ordinary shares (the “Founder Shares”) in exchange for a $25,000 payment from the Sponsor to cover certain expenses on behalf of the Company (approximately $0.004 per share). As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Class A ordinary shares issuable upon conversion thereof. The Founder Shares are identical to the Class A ordinary shares included in the Units being sold in the IPO except that the Founder Shares automatically convert into Class A ordinary shares at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. The Sponsor and Charles Urbain subsequently surrendered to the Company an aggregate of 1,437,500 shares for no additional consideration resulting in a decrease in the total number of founder shares outstanding to 4,312,500. In September 2021, the Sponsor transferred 798,650 Founder Shares to GR Sleep LLC (an entity controlled by Peter Graham) at a price of $0.004 per share. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 15 months from the closing of the IPO (or 18 months from the closing of the IPO if the Company extends the time to complete a business combination so long as the Sponsor or its affiliates or designees deposits into the trust account an additional $0.10 per unit), the Sponsor, Charles Urbain, and GR Sleep LLC will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

The Sponsor, GR Sleep LLC, and the Company’s directors and executive officers have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of an Initial Business Combination and (B) subsequent to an Initial Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost will be allocated to the separable financial instruments issued in the Proposed Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities will be expensed as incurred in the statement of operations. Offering costs allocated to the Public Shares will be charged to shareholder’s equity upon the completion of the Proposed Public Offering.

Director Shares

In addition to the 798,650 Founder Shares transferred to GR Sleep LLC, between May 2021 and September 2021, the Sponsor transferred to the Company’s executive officers, independent directors, and special advisor an aggregate of 437,520 Founder Shares at a price of $0.004 per share. In September 2021, Charles Urbain surrendered 78,338 Founder Shares for cancellation for no consideration.

Private Placement Warrants

On October 25, 2021, simultaneously with the closing of the IPO, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, the GR Sleep Private Placement Warrants Purchase Agreement and the Urbain Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate 9,150,000 warrants (the “Private Placement Warrants”) to the Sponsor, GR Sleep and Charles Urbain at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $9,150,000. The Private Placement Warrants will be identical to the public warrants underlying the Units sold in the IPO (the “Public Warrants”), except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the Sponsor, GR Sleep or Charles Urbain, or their permitted transferees (except for certain limited exceptions described in the Registration Statement). If the Private Placement Warrants are held by someone other than the Sponsor, GR Sleep or Charles Urbain, or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Each Private Placement Warrant is exercisable to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete an Initial Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A ordinary shares) pursuant to a registration rights agreement to be signed on or before the date of our prospectus for the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services Agreement

The Company has agreed, commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a total of $1,000 per month for office space, secretarial, and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from April 27, 2021 (inception) to September 30, 2021, the Company has incurred no monthly fees to the affiliate of the Sponsor.

Related Party Loans – Promissory Note

In May 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of September 30, 2021, the Company had drawn down $246,366 under the Promissory Note to pay for offering expenses, comprised of $195,000 cash provided by the Sponsor and $51,366 of expenses paid by the Sponsor on behalf of the Company. The Promissory Note was non-interest bearing and $246,366 was outstanding upon the closing of the IPO.

Working Capital Loans

In addition, to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Note 5 — Commitments and Contingencies

Underwriting Agreement

The Company paid an underwriting discount and commission of 2.0% of the per Unit offering price to the underwriters at the closing of the IPO, with an additional underwriting discount and commission of 3.5% of the gross offering proceeds payable only upon the Company’s completion of its Initial Business Combination (the “Deferred Commission”). The Deferred Commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Risks and Uncertainties

The Company continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Shareholder’s deficit

Preference shares

The Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001. At September 30, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s memorandum and articles of association). At September 30, 2021, there were no shares of Class A ordinary shares issued and outstanding, subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. On September 30, 2021, there were 4,312,500 shares of Class B ordinary shares issued and outstanding, including 562,500 shares of Class B ordinary shares subject to forfeiture if the underwriter’s over-allotment option is not exercised in full or in part, so that such shares will collectively represent 20% of the Company’s issued and outstanding ordinary shares after the IPO. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

The shares of Class B ordinary shares will automatically convert into shares of Class A ordinary shares at the time of an Initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of an Initial Business Combination, the ratio at which shares of Class B ordinary shares shall convert into shares of Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of the IPO plus all shares of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with an Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in an Initial Business Combination).

Note 7 — Warrant Liabilities

At September 30, 2021, there were no warrants outstanding. The Company accounts for the 17,775,000 warrants issued in connection with the IPO (comprised of the 8,625,000 Public Warrants and the 9,150,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the IPO and (b) 30 days after the completion of an Initial Business Combination.

The Company will not be obligated to deliver any shares of Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue any shares of Class A ordinary shares upon exercise of a warrant unless the share of Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an Initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of an Initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of an Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A ordinary shares equals or exceeds $18.00.   Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (subject to certain adjustments) for any 20 trading days within a 30-trading day period ending three trading days before the notice of redemption is sent to the warrant holders (the “Reference Value”).

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A ordinary shares equals or exceeds $10.00.   Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at $0.10 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share; and

●	if the Reference Value is less than $18.00 per share, the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

In addition, if (x) the Company issues additional shares of Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of an Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an Initial Business Combination on the date of the consummation of an Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price and the “Redemption of Warrants when the price per share of Class A ordinary shares equals or exceeds $10.00” described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the shares of Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A ordinary shares as described above under Redemption of warrants for Class A ordinary shares). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

Note 8 — Subsequent Events

Management has evaluated the impact of subsequent events through December 6, 2021, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as described below:

On October 25, 2021, the Company consummated its initial public offering of 17,250,000 units (the “Units”), including the issuance of 2,250,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000. See Note 3 for additional information.

On October 25, 2021, simultaneously with the closing of the IPO, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, the GR Sleep Private Placement Warrants Purchase Agreement and the Urbain Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate 9,150,000 warrants (the “Private Placement Warrants”) to the Sponsor, GR Sleep and Charles Urbain at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $9,150,000. See Note 4 for additional information.

On October 26, 2021, the Company repaid $246,366 to the Sponsor, which was the full outstanding balance under the promissory note as of the closing of the IPO on October 25, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “THAC,” “our,” “us” or “we” refer to Thrive Acquisition Corporation. The following discussion and analysis of THAC’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained in Item 1. of this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). Our sponsor is Thrive Acquisition Sponsor LLC, a Cayman Islands limited liability company (“Sponsor”). Although we may pursue an acquisition opportunity in any business or industry, we intend to identify and acquire a high quality, high growth business in the global health and wellness industry.

The Registration Statement for our IPO was declared effective on October 20, 2021 (the “Public Offering”). On October 25, 2021, we consummated our IPO of 17,250,000 units (the “Units”), including the issuance of 2,250,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000.

Simultaneously with the closing of the IPO, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, the GR Sleep Private Placement Warrants Purchase Agreement and the Urbain Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate 9,150,000 warrants (the “Private Placement Warrants”) to the Sponsor, GR Sleep and Charles Urbain at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $9,150,000.

Transaction costs amounted to $16,446,142 consisting of $3,450,000 of underwriting discounts and commissions, $6,037,500 of deferred underwriting fees, $623,428 of other offering costs, and $6,335,214 excess fair value of anchor investor shares. In addition, at October 25, 2021, cash of $2,216,376 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

In connection with the closing of the IPO on October 25, 2021, an amount of $175,950,000 ($10.20 per Unit), comprised of $169,050,000 of the proceeds from the IPO (which amount includes $6,037,500 of the deferred underwriting discounts and commissions) and $6,900,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders as otherwise permitted under our amended and restated memorandum and articles of association.

If we have not consummated an initial business combination within 15 months from the closing of our IPO (or 18 months from the closing of the IPO if the Company extends the time to complete a business combination so long as the Sponsor or its affiliates or designees deposits into the trust account an additional $0.10 per unit), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 15 months from the closing of this offering (or 18 months from the closing of the IPO if the Company extends the time to complete a business combination so long as the Sponsor or its affiliates or designees deposits into the trust account an additional $0.10 per unit) or during any Extension Period.

Results of Operations

Our only activities from April 27, 2021 (inception) to September 30, 2021 related to our formation and the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the three months ended September 30, 2021, we had a net loss of $7,560. For the period from April 27, 2021 (inception) through September 30, 2021, we had a net loss of $15,359.

Liquidity and Capital Resources

Our liquidity needs up to the Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and a loan from our Sponsor for an aggregate amount of $246,366 to cover organizational expenses and expenses related to the IPO pursuant to a promissory note (the “Promissory Note”). As of September 30, 2021, there was $246,366 outstanding under the Note, comprised of $195,000 cash receipts from the Sponsor and $51,366 of expenses paid directly by the Sponsor on behalf of the Company. The full balance of the Note was repaid to the Sponsor on October 26, 2021. Subsequent to the consummation of the IPO, our liquidity needs have been satisfied through the net proceeds of approximately $1.97 million from the Private Placement held outside of the Trust Account after repayment of the outstanding Note balance.

In addition, in the short term and long term, in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of September 30, 2021, there were no amounts outstanding under any working capital loans.

Contractual Obligations

Registration Rights

The holders of the Founder Shares and Private Placement Warrants (and any shares of Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights and shareholder agreement to be signed prior to or on the effective date of the IPO, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of $0.20 per unit, or $3,450,000 in the aggregate, payable upon the closing of the Initial Public Offering.

In addition, the underwriters will be entitled to a deferred discount and commission of $0.35 per Unit (“Deferred Commission”), or $6,037,500 in the aggregate. The Deferred Commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NASDAQ Capital Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $1,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

Ordinary shares subject to possible redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within THAC’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Ordinary Shares feature certain redemption rights that are considered to be outside of THAC’s control and subject to occurrence of uncertain future events.

Impact of COVID-19

Our Sponsor continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the balance sheet date.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our final prospectus filed with the SEC on October 20, 2021 (“Final Prospectus”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in our Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All recent unregistered sales of securities have been previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX

No.	Description of Exhibits
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 26, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THRIVE ACQUISITION CORPORATION

By:	/s/ Charles Jobson
	Name:	Charles Jobson
	Title:	Chief Executive Officer

Dated: December 6, 2021