Form 10-K
period 2021-12-31
Thrive Acquisition Corp
filed 2022-03-31
CIK 1863685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-40939

THRIVE ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1601854
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

Riverside Center 275 Grove Street, Suite 2-400 Newton, MA	02466
(Address of principal executive offices)	(zip code)

(617) 663-5988

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	THAC.U	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	THAC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	THAC.WS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s ordinary shares were not publicly traded. Accordingly, there was no market value for the registrant’s ordinary shares on such date.

As of March 31, 2022, 17,250,000 shares of Class A ordinary shares, par value $0.0001 per share, and 4,312,500 shares of Class B ordinary shares, par value $0.0001 per share, outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated October 20, 2021, as filed with the Securities and Exchange Commission on October 22, 2021, pursuant to Rule 424(b)(4) (SEC File No. 333-259418) is incorporated into certain portions of Part I, as disclosed herein.

Auditor Firm Id: 668 Auditor Name: Marcum LLP Auditor Location: Costa Mesa, CA

THRIVE ACQUISITION CORPORATION

FORM 10-K

i

FORWARD-LOOKING STATEMENTS

Some statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:

●	our being a newly incorporated company with no operating history and no revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	certain of our officers and directors having direct and indirect economic interests in us and/or Thrive Acquisition Sponsor, LLC, our sponsor (the “Sponsor”), after the consummation of our initial public offering which may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as the ongoing conflict in Ukraine, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ current and future liquidity and trading;

●	the lack of a market for our securities;

●	the risks we face related to the global consumer health and wellness industry;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; and

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this annual report.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 3. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those expressed or projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Thrive Acquisition Corporation.

We are a newly organized blank check company incorporated as a Cayman Islands exempted company on April 27, 2021, and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Initial Business Combination”).

While we may pursue an acquisition opportunity in any industry or sector, we intend to focus on businesses in the global consumer health and wellness industry. More specific examples in these sectors include, but are not limited to, branded food, beverage, and consumer products in the better-for-you or sustainability-focused market sectors and companies supporting the consumer shift towards health and wellness through innovative platforms or technologies. Our management team and Board of Directors have extensive knowledge and relationships within these markets, and we intend to capitalize on our ability to identify and acquire businesses that stand to benefit from our unique operational and strategic expertise.

On May 5, 2021, we issued an aggregate of 5,750,000 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share, to Thrive Acquisition Sponsor, LLC, a Cayman Islands limited liability company (the “Sponsor”). Between May 2021 and September 2021, our Sponsor transferred to the Company’s executive officers, independent directors, and special advisor an aggregate of 437,520 Founder Shares at a price of $0.004 per share. In September 2021, the Sponsor transferred 798,650 Founder Shares to GR Sleep LLC (an entity controlled by Peter Graham) at a price of $0.004 per share. Our Sponsor and Charles Urbain subsequently surrendered to the Company an aggregate of 1,437,500 shares for no additional consideration resulting in a decrease in the total number of Founder Shares outstanding to 4,312,500.

On October 25, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 17,250,000 units (the “Units”), including the issuance of 2,250,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000.

On October 25, 2021, simultaneously with the closing of the Initial Public Offering, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, the GR Sleep Private Placement Warrants Purchase Agreement and the Urbain Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate 9,150,000 warrants (the “Private Placement Warrants”) to the Sponsor, GR Sleep and Charles Urbain at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $9,150,000. The Private Placement Warrants are identical to the public warrants underlying the Units sold in the Initial Public Offering (the “Public Warrants”), except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the Sponsor, GR Sleep or Charles Urbain, or their permitted transferees (except for certain limited exceptions).

The closing of the Initial Public Offering and sale of Private Placement Warrants generated total proceeds of $181,650,000. Following the closing of the Initial Public Offering and sale of Private Placement Warrants, an aggregate amount of $175,950,000 has been placed in the U.S. based trust account (the “Trust Account”) established in connection with the Initial Public Offering. Transaction costs amounted to $16,408,042, consisting of $3,450,000 of underwriting discounts and commissions, $6,037,500 of deferred underwriting fees, $585,328 of other offering costs, and $6,335,214 excess fair value of anchor investor shares. In addition, on October 25, 2021, $2,216,376 of cash was held outside of the Trust Account established in connection with the Initial Public Offering, which is available for the payment of offering costs and for working capital purposes.

As a result of the underwriter’s exercise in full of its over-allotment option, 562,500 of the Founder Shares are no longer subject to forfeiture.

On December 7, 2021, we announced that the holders of our Units may elect to separately trade the Class A ordinary shares and Warrants included in the Units commencing on December 8, 2021 on the Nasdaq Global Market (“Nasdaq”) under the symbols of “THAC” and “THAC.W,” respectively. Those Units not separated will continue to trade on Nasdaq under the symbol “THAC.U.”

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated October 20, 2021, incorporated by reference herein.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report, before making a decision to invest in our Units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risks

We are a newly incorporated company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues.

In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. Our Initial Public Offering was not conducted in compliance with Rule 419 promulgated under the Securities Act. Accordingly, you will not be entitled to protections normally afforded to investors in Rule 419 blank check offerings. You should carefully consider these and the other risks set forth in this annual report. Such risks include, but are not limited to:

●	We are a recently incorporated company with no operating history and no revenues, and investors have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our Initial Business Combination even if a majority of our shareholders do not support such a combination.

●	Our public shareholders will not be entitled to vote or redeem their shares in connection with a potential three-month extension if we extend the time to complete a business combination without an amendment to our memorandum and articles of association.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote. Accordingly, if we seek shareholder approval of our Initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public shareholders.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we consummate an Initial Business Combination within 15 months after the closing of our Initial Public Offering (or 18 months from the closing of our Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak, other global events (such as the recent hostilities between Ukraine and Russia) and the status of debt and equity markets.

●	Although we may pursue an Initial Business Combination target in any sector, industry or geographic location, we currently intend to focus our efforts on identifying business combination targets in the global consumer health and wellness industry. Business combinations with businesses in the global consumer health and wellness industry entail special considerations and risks.

●	If we seek shareholder approval of our Initial Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or Warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our shares of Class A ordinary shares or Public Warrants.

●	Certain of our officers and directors have direct and indirect economic interests in us and/or our Sponsor and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

●	Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	Our public shareholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, our public shareholders may be forced to sell their public shares or Warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our public shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant and increasing competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we have not consummated our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share (subject to increase for any additional amounts deposited into the Trust Account in respect of a funded three-month extension), or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

●	If the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for the 15 months following the closing of our Initial Public Offering (or 18 months from the closing of our Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our Initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our Initial Business Combination.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even if a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our Initial Business Combination if the business combination would not require shareholder approval under applicable law or stock exchange rules unless we decide to hold a shareholder vote for business or other reasons. For instance, Nasdaq listing rules currently allow us to engage in a tender offer in lieu of a general meeting, but would require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares in connection with any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our Initial Business Combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

The only opportunity for our public shareholders to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

Only after we enter into a definitive agreement regarding an Initial Business Combination will our public shareholders be provided with certain information regarding an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, the only opportunity for our public shareholders to affect the investment decision regarding a potential business combination may be limited to exercising redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe the potential Initial Business Combination.

If we seek shareholder approval of our Initial Business Combination, our initial shareholders and members of our management team and our special advisor have agreed to vote in favor of such Initial Business Combination, regardless of how our public shareholders vote.

We expect our initial shareholders to own 20% of our outstanding ordinary shares at the time of any vote of our shareholders with respect to an Initial Business Combination. Our Sponsor, members of our management team and our special advisor also may from time to time purchase Class A ordinary shares prior to the completion of our Initial Business Combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an Initial Business Combination, such Initial Business Combination will be approved only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting (unless a greater vote is required by applicable law or stock exchange rules). As a result, in addition to our initial shareholders’ Founder Shares, we would need 6,468,750, or 37.5% (assuming all issued and outstanding shares are voted), or 1,078,125, or 6.25% (assuming only the minimum number of shares are voted and our initial shareholders have not purchased additional shares), of the 17,250,000 public shares to be voted in favor of an Initial Business Combination in order to have our Initial Business Combination approved (unless a greater vote is required by applicable law or stock exchange rules). Accordingly, if we seek shareholder approval of our Initial Business Combination, the agreement by our initial shareholders and each member of our management team and our special advisor to vote in favor of our Initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such Initial Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If public shareholders holding too many public shares exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination (including, potentially, with the same target). Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, the dilution of any equity issuances would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our Initial Business Combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an Initial Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that shareholders would have to wait for liquidation in order to redeem their shares.

If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Initial Business Combination would be unsuccessful is increased. If no Initial Business Combination is successful, our shareholders would not receive their pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If a shareholder is in need of immediate liquidity, the shareholder could attempt to sell shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, shareholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or the shareholder is able to sell shares in the open market.

Because our Trust Account will initially contain $10.20 per Class A ordinary share, public shareholders may be more incentivized to redeem their public shares at the time of our Initial Business Combination.

Our Trust Account initially contains $10.20 per Class A ordinary share, and could also contain an additional $0.10 per Class A ordinary share if we extend the time to complete a business combination pursuant to a funded three-month extension. This is different than some other similarly structured blank check companies for which the trust account will only contain $10.00 per Class A ordinary share. As a result of the additional funds that could be available to public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares and not to hold those Class A ordinary shares through our Initial Business Combination. A higher percentage of redemptions by our public shareholders could make it more difficult for us to complete our Initial Business Combination.

The requirement that we consummate an Initial Business Combination within 15 months after the closing of the Initial Public Offering (or 18 months from the closing of Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an Initial Business Combination within 15 months from the closing of the Initial Public Offering (or 18 months from the closing of the Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our public shareholders will not be entitled to vote or redeem their shares in connection with a potential three-month extension if we extend the time to complete a business combination without an amendment to our memorandum and articles of association.

If we are not able to consummate our Initial Business Combination within 15 months, we may extend the period of time to consummate a business combination by an additional three months (for a total of 18 months to complete a business combination), as long as our Sponsor or its affiliates or designees deposits into the Trust Account $1,725,000 ($0.10 per unit), on or prior to the date of the deadline for doing so. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may effect such an extension even if a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s shareholders and such shareholders have the right to redeem their public shares in connection with such vote (although an extension without depositing additional funds into the Trust Account could still be pursued in the manner available in the traditional special purpose acquisition company structure).

Our sponsor may decide not to extend the term we have to consummate our Initial Business Combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the Warrants will be worthless.

We will have 15 months from the closing of our Initial Public Offering to consummate our Initial Business Combination. This 15 month period is shorter than the period of 18 to 24 months that most special purpose acquisition companies have to consummate their initial business combination. As a result, we may have more difficulty consummating our Initial Business Combination prior to the end of the term for doing so.

However, if we anticipate that we may not be able to consummate our Initial Business Combination within 15 months, we may, by resolution of our board if requested by our Sponsor or its affiliates or designees, extend the period of time to consummate a business combination by an additional three months (for a total of up to 18 months to complete a business combination), subject to the Sponsor or its affiliates or designees depositing additional funds into the Trust Account (as described below). Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our shareholders will be entitled to vote and redeem their shares in connection with a shareholder meeting held to approve an Initial Business Combination or in a tender offer undertaken in connection with an Initial Business Combination if we propose such a business combination during any three-month extension period. In order for the time available for us to consummate our Initial Business Combination to be extended by three months, our Sponsor or its affiliates or designees must deposit into the trust account $1,725,000 ($0.10 per unit), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest bearing loan. If we complete our Initial Business Combination, we will, at the option of our Sponsor or its affiliates or designees, repay such loaned amounts out of the proceeds of the Trust Account released to us or convert a portion or all of the total loan amount into Class B ordinary shares at a price of $10.00 per share. If we do not complete a business combination, we will repay such loans only from funds held outside of the Trust Account. Our Sponsor or its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our Initial Business Combination. If we are unable to consummate our Initial Business Combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the Warrants included in the Units purchased in our Initial Public Offering will be worthless.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak, other global events (such as the recent hostilities between Ukraine and Russia) and the status of debt and equity markets.

The COVID-19 outbreak and other global events (such as the recent hostilities between Ukraine and Russia) have resulted in, and could result in, a widespread crisis that has, and in the future could, adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete an Initial Business Combination if concerns relating to COVID-19 and other matters of global concern (such as the ongoing conflict in Ukraine) continue to restrict travel, limit the ability to have meetings with potential investors, limit the ability to conduct due diligence or limit the ability of a potential target company’s personnel, vendors and services providers to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 and other matters of global concern (such as the ongoing conflict in Ukraine) impact our search for an Initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted. The effect of the COVID-19 pandemic and other matters of global concern (such as the ongoing conflict in Ukraine) on businesses, and the inability to accurately predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction. If the disruptions posed by COVID-19 or other matters of global concern (such as the ongoing conflict in Ukraine) continue, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19, the ongoing conflict in Ukraine and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 or other infectious diseases may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

We may not be able to consummate an Initial Business Combination within 15 months after the closing of the Initial Public Offering (or 18 months from the closing of the Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an Initial Business Combination within 15 months after the closing of the Initial Public Offering (or 18 months from the closing of the Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension). Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we have not consummated an Initial Business Combination within 15 months after the closing of the Initial Public Offering (or 18 months from the closing of the Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their shares, and our Warrants will expire worthless. See “-- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors included in this Annual Report.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.

The proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants, in the amount of $175,950,000, are held in an interest-bearing Trust Account. The proceeds held in the Trust Account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay our taxes, if any) would be reduced. In the event that we are unable to complete our Initial Business Combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $175,950,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.20 per share.

If we seek shareholder approval of our Initial Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or Warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or Public Warrants.

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, special advisor or their affiliates may purchase public shares or Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or Warrants in such transactions.

In the event that our Sponsor, directors, executive officers, special advisor or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of Public Warrants outstanding or vote such Warrants on any matters submitted to the Warrant holders for approval in connection with our Initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the Initial Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, our public shareholders will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination. A shareholder’s inability to redeem the Excess Shares will reduce the shareholder’s influence over our ability to complete our Initial Business Combination and such shareholders could suffer a material loss on their investment in us upon a sale of Excess Shares in open market transactions. Additionally, such shareholders will not receive redemption distributions with respect to the Excess Shares if we complete our Initial Business Combination. And as a result, such shareholders would continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their shares in open market transactions, potentially at a loss.

Our public shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an Initial Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because our net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable following our Initial Public Offering and we will have a longer period of time to complete our Initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an Initial Business Combination.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Initial Business Combination and could even result in our inability to find a target or to consummate an Initial Business Combination.

In recent years, and continuing in 2022, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an Initial Business Combination, and, as of December 31, 2021, there were more than 500 special purpose acquisition companies seeking targets for their Initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an Initial Business Combination. In addition, because there are more special purpose acquisition companies seeking to enter into an Initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive targets could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an Initial Business Combination, and may result in our inability to consummate an Initial Business Combination on terms favorable to our investors altogether.

Because of our limited resources and the significant and increasing competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we have not consummated our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our Initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our Initial Business Combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment firms), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do. Our financial resources will be relatively limited when contrasted with those of many of these competitors and such competitors may be able to propose attractive deal terms to a target business, such as a “reverse termination fee” provision and other similar remedies that we do not expect to be able to be able to propose. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our Initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “-- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors included in this Annual Report.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an Initial Business Combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an Initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors. In addition, even after we were to complete an Initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the Initial Business Combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an Initial Business Combination on terms favorable to our investors.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for the 15 months following the closing of the Initial Public Offering (or 18 months from the closing of the Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our Initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team or our special advisor to fund our search and to complete our Initial Business Combination.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates or members of our management team, our special advisor or other third parties to operate or may be forced to liquidate. Neither our Sponsor, its affiliates nor members of our management team, our special advisor nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. Up to $1,500,000 of such loans may be convertible into Warrants of the post-business combination entity at a price of $1.00 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor its affiliates or members of our management team or our special advisor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our Initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our Warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an Initial Business Combination within 15 months from the closing of the Initial Public Offering (or 18 months from the closing of the Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension), or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account, nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933 (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we believe that our Sponsor’s only assets are securities of our company. Accordingly, we believe it is unlikely that our Sponsor would be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our Initial Business Combination, and our public shareholders would receive such lesser amount per share in connection with any redemption of public shares. None of our directors or officers will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.20 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an Initial Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties, thereby exposing the members of our board of directors and us to claims seeking damages, including punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer,” a “fraudulent conveyance” or a “voidable transfer.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty and/or having acted in bad faith by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims seeking damages, including potential punitive damages.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our Initial Business Combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be deemed an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resell or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our current and anticipated future principal activities will subject us to regulation under the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 15 months from the closing of our Initial Public Offering (or 18 months from the closing of our Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension) or (B) with respect to any other material provision relating to shareholders’ rights or pre-Initial Business Combination activity; and (iii) absent a business combination, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. Additionally, plaintiffs in recent litigation have asserted that SPACs that are investing proceeds consistent with the manner discussed above should still be considered investment companies. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

On March 30, 2022, the SEC announced the proposal of new rules and amendments concerning special purpose acquisition companies (“SPACs”) such as the Company that, if adopted, would, among other things: (i) require SPACs to include additional and/or enhanced disclosure about conflicts of interest, compensation paid to sponsors, sources of dilution, and the fairness of proposed business combination transactions in certain instances, (ii) prohibit SPACs from taking advantage of the liability safe harbor in the Private Securities Litigation Reform Act of 1995 regarding forward-looking statements in SEC filings and with respect to business combination transactions, (iii) deem underwriters in a SPAC's initial public offering to be underwriters in any subsequent de-SPAC transaction when certain conditions are met and (iv) implement new and more onerous requirements regarding the use of financial projections in filings with the SEC, including in connection with SPAC business combination transactions. There can be no assurance as to if or when the new proposed rules and amendments will be adopted by the SEC or, if adopted, as to any changes that may be made to such proposed rules and amendments prior to their adoption or as to when the new rules and amendments would become effective. If the new rules and amendments are adopted and become effective, they could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination.

If we have not consummated an Initial Business Combination within 15 months from the closing of the Initial Public Offering (or 18 months from the closing of Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension), our public shareholders may be forced to wait beyond such 15 months (or 18 months from the closing of Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension) before redemption from our Trust Account may occur.

If we have not consummated an Initial Business Combination within 15 months from the closing of the Initial Public Offering (or 18 months from the closing of Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension), the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 15 months from the closing of the Initial Public Offering (or 18 months from the closing of Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension) before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our Initial Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our Initial Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term.

The grant of registration rights to our initial shareholders may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into in connection with our Initial Public Offering, our initial shareholders and their permitted transferees can demand that we register the resale of the Class A ordinary shares into which Founder Shares are convertible, the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and Warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such Warrants. The registration rights will be exercisable with respect to the Founder Shares and the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of such Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our Initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders, holders of our Private Placement Warrants or their permitted transferees are registered for resale.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our Initial Business Combination, our public shareholders will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our Initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity, including risks related to any financial projections we may provide to the public, any changes in these projections or the failure to meet such projections. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our shareholders that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure our investors that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate. To the extent we complete our Initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not consummated our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our Initial Business Combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel as well as risks related to any financial projections we may provide to the public, any changes in these projections or the failure to meet such projections.

Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholders or Warrant holders who choose to remain a shareholder or Warrant holder following our Initial Business Combination could suffer a reduction in the value of their securities. Such shareholders or Warrant holders are unlikely to have a remedy for such reduction in value.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our Initial Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our Initial Business Combination.

We may engage one or more of the underwriters of our Initial Public Offering or one of their respective affiliates to provide additional services, which may include acting as financial advisor in connection with an Initial Business Combination or as placement agent in connection with a related financing transaction. Such underwriters are entitled to receive deferred commissions that will be released from the Trust Account only upon completion of an Initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an Initial Business Combination.

We may engage one or more of the underwriters of our Initial Public Offering or one of their respective affiliates to provide additional services, including, for example, identifying potential business combination targets, providing financial advisory services, acting as a placement agent in a private equity offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters of our Initial Public Offering are also entitled to receive deferred commissions that are conditioned on the completion of an Initial Business Combination. The fact that the underwriters’ or their respective affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an Initial Business Combination.

We may issue additional Class A ordinary shares or preference shares to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association will authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. Immediately following our Initial Public Offering, there was 482,750,000 and 45,687,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding Warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an Initial Business Combination) at the time of our Initial Business Combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. As of December 31, 2021 and immediately after the Initial Public Offering, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue Class A ordinary shares in connection with our redeeming the Warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions as set forth in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provides, among other things, that prior to or in connection with our Initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Initial Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of an Initial Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our securities, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our securities; and

●	may not result in adjustment to the exercise price of our Warrants.

Unlike some other similarly structured blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an Initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an Initial Business Combination) at the time of our Initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Private Placement Warrants investors, any of their affiliates or any members of our management team or special advisor upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the Initial Business Combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or initial shareholders. Certain of our directors and officers also serve as officers and board members for other entities, including, but not limited to, those described under Part III, Item 10, “Directors and Executive Officers of the Registrant” in this Annual Report. Our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an Initial Business Combination. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers, directors and other Private Placement Warrants investors will lose their entire investment in us if our Initial Business Combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination.

On May 5, 2021, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. In September 2021, our Sponsor and Charles Urbain surrendered an aggregate of 1,437,500 Founder Shares to the Company for cancellation for no consideration resulting in our Sponsor holding 4,312,500 Founder Shares in the aggregate, and an aggregate of 1,157,832 Founder Shares are held by our executive officers, independent directors, special advisor and other third parties. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the company by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete an Initial Business Combination.

In addition, the Private Placement Warrants investors have purchased, pursuant to written agreements, an aggregate of 9,150,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per Warrant ($9,150,000), in a Private Placement that closed simultaneously with the closing of our Initial Public Offering. In addition, our Sponsor or certain of our officers and directors may make loans to us in order to finance transaction costs in connection with an intended Initial Business Combination, which loans would be repaid upon consummation of our Initial Business Combination; provided that up to $1,500,000 of such loans may, at the lender’s discretion, be converted upon consummation of our Initial Business Combination into additional Warrants at a price of $1.00 per Warrant (which Warrants would be identical to the Private Placement Warrants). Further, in the event our Sponsor or any of its affiliates or designees makes a payment into the Trust Account to extend the time to complete an Initial Business Combination, such party will receive a non-interest bearing, unsecured promissory note equal to the amount of such payment that will not be repaid in the event that we are unable to close an Initial Business Combination unless there are funds available outside the Trust Account to do so and which may, at the lender’s discretion, be converted upon consummation of our Initial Business Combination into additional Warrants at a price of $1.00 per Warrant (which Warrants would be identical to the Private Placement Warrants). The Private Placement Warrants, as well as any Warrants issuable upon the conversion of outstanding loans, will be exercisable for one share of our Class A ordinary shares at a price of $11.50 per share, subject to adjustment, and each Private Placement Warrant will also be expire worthless if we do not complete an Initial Business Combination within 15 months from the closing of Initial Public Offering (or 18 months from the closing of Initial Public Offering if we extend the time to complete an Initial Business Combination pursuant to a funded three-month extension) or during any extended period of time that we may have to consummate an Initial Business Combination as a result of an amendment to our amended and restated memorandum and articles of association.

The personal and financial interests of our Sponsor, executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination. This risk may become more acute as the 15-month (or 18 months from the closing of Initial Public Offering if we extend the time to complete an Initial Business Combination pursuant to a funded three-month extension) anniversary of the closing of the Initial Public Offering nears, which is the deadline for our consummation of an Initial Business Combination.

Our management team and our Sponsor may make a profit on any Initial Business Combination, even if any public shareholders who did not redeem their shares would experience a loss on that business combination. As a result, the economic interests of our management team may not fully align with the economic interests of public shareholders.

Like most SPACs, our structure may not fully align the economic interests of our Sponsor and those persons, including our officers and directors, who have interests in our Sponsor with the economic interests of our public shareholders. Upon the closing of our Initial Public Offering, our Sponsor and the underwriters had invested in us an aggregate of $9,175,000, comprised of the $25,000 purchase price for the Founder Shares and the $9,150,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our Initial Business Combination, the 4,312,500 Founder Shares would have an aggregate implied value of $43,125,000. Even if the trading price of our Class A ordinary shares was as low as $2.13 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be approximately equal to the initial investment in the Company by our management team. As a result, so long as we complete an Initial Business Combination, our management team is likely to be able to recoup its investment in us and make a profit on that investment, even if our public shares lose significant value. Accordingly, our Sponsor and members of our management team who own interests in our Sponsor may have incentives to pursue and consummate an Initial Business Combination quickly, with a risky or not well established target business, and/or on transaction terms favorable to the equity holders of the target business, rather than continue to seek a more favorable business combination transaction that could result in an improved outcome for our public shareholders or liquidate and return all of the cash in the trust to the public shareholders. For the foregoing reasons, investors should consider our Sponsor’s and management team's financial incentive to complete an Initial Business Combination when evaluating whether to invest in our securities and/or redeem shares prior to or in connection with an Initial Business Combination.

Our independent directors have a financial interest in our founder shares, which they acquired at minimal cost. As a result, our independent directors would make a profit on any initial business combination, even if any public shareholders who did not redeem their shares would experience a loss on that business combination. As a result, the economic interests of our independent directors may not fully align with the economic interests of public shareholders. You should consider this potential conflict of interest in deciding whether to invest in our securities and whether to redeem your shares at the time of our Initial Business Combination.

Like most SPACs, our structure may not fully align the economic interests of our independent directors with the economic interests of our public shareholders. Our independent directors currently own an aggregate of 948,650 Founder Shares. Our independent directors acquired these Founder Shares at minimal cost. Our independent directors would make a profit on their Founder Shares if we consummate our Initial Business Combination, even if our public shares lose significant value after that business combination and our public shareholders experience significant losses in connection with their investment. If we fail to consummate an Initial Business Combination, however, the Founder Shares will be worthless. It is also possible that one or more of our independent directors could make loans to us, which would be repaid or potentially converted into Warrants in connection with a business combination, as discussed above. As a result, our independent directors may be incentivized to approve an Initial Business Combination with a risky or not well established target business, and/or on transaction terms favorable to the equity holders of the target business, particularly as the deadline for completing our Initial Business Combination nears. You should consider the foregoing when evaluating whether to invest in our securities and/or redeem shares prior to or in connection with an Initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we had no commitments as of December 31, 2021 to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our Initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Initial Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants provides us with up to $169,862,500 that we may use to complete our Initial Business Combination (after deducting the $6,037,500 of deferred underwriting commissions being held in the Trust Account).

We may effectuate our Initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Initial Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our Initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Initial Business Combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Initial Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, special advisor or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure our shareholders that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our Initial Business Combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an Initial Business Combination and, with respect to their Warrants, amended their warrant agreements to require the Warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 15 months from the closing of the Initial Public Offering (or 18 months from the closing of Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of our securities, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an Initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our Initial Business Combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Founder Shares. Our initial shareholders and their permitted transferees, if any, who collectively beneficially owned, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of Initial Public Offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which our public shareholders do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers, directors and director nominees and special advisor have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 15 months from the closing of Initial Public Offering (or 18 months from the closing of Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, directors, officers and special advisor. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors, director nominees or special advisor for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Certain agreements entered into in connection with the Initial Public Offering may be amended without shareholder approval.

Each of the agreements related to the Initial Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial shareholders, executive officers, directors and special advisor; the registration rights agreement among us and our initial shareholders; the Private Placement Warrants purchase agreement between us, our Sponsor, Charles Urbain and GR Sleep LLC; and the administrative services agreement among us and our Sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our initial shareholders, executive officers, directors and special advisor. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our Initial Business Combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our Initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our Initial Business Combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such Initial Business Combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our Initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our Initial Business Combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our Initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our Initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our Initial Business Combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure our shareholders that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete our Initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our Initial Business Combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of December 31, 2021, our initial shareholders own, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors or special advisor, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our Initial Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our Initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of our Sponsor.

Our Warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our Initial Business Combination.

We currently have outstanding a total of 8,625,000 Public Warrants and 9,150,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if our Sponsor, its affiliates or a member of our management team, directors or our special advisor makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per Warrant. We may also issue Class A ordinary shares in connection with our redemption of our Warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these Warrants could make us a less attractive acquisition vehicle to a target business. Such Warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our Warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

A provision of our warrant agreement may make it more difficult for us to consummate an Initial Business Combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our Initial Business Combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Initial Business Combination on the date of the consummation of our Initial Business Combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the Warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an Initial Business Combination with a target business.

Our Warrants are accounted for as a warrant liability and were recorded at fair value upon issuance, with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an Initial Business Combination.

We account for our Warrants as a warrant liability which we recorded at fair value upon their issuance, with any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from our independent third party valuation firm. As such, when our stock price increases, the fair value of the warrant liability would increase, and we would be required to recognize an expense associated with this change in fair value. Similarly, when our stock price decreases, the fair value of the warrant liability would decrease, and we would be required to recognize a gain associated with this change in fair value. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential business combination targets may seek a special purpose acquisition company that does not have Warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an Initial Business Combination with a target business.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If we pursue a target company with operations or opportunities outside of the United States for our Initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such Initial Business Combination, and if we effect such Initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our Initial Business Combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our Initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	protection of intellectual property;

●	applicable privacy laws and regulations;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such Initial Business Combination, or, if we complete such Combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in another jurisdiction in connection with our Initial Business Combination and such reincorporation may result in taxes imposed on shareholders.

We may effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder in the jurisdiction in which the shareholder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. We do not intend to make any cash distributions to shareholders to pay such taxes.

Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our Initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause shareholder to lose some or all of their investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure our shareholders that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our Initial Business Combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our Initial Business Combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Initial Business Combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our Initial Business Combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

If our management following our Initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues. We will also incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

Following our Initial Business Combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws including the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and stock exchange rules. The requirements of these rules and regulations will increase legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on the Company’s systems and resources. The management team may not successfully or efficiently manage the transition to operating a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. If new management is unfamiliar with the requirements of operating a public company regulated by the SEC, they may have to expend time and resources becoming familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our Initial Business Combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our Initial Business Combination and if we effect our Initial Business Combination, the ability of that target business to become or remain profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our Initial Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our Initial Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Risks Relating to Our Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Initial Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our Initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our Initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Initial Business Combination, we cannot assure our shareholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our Initial Business Combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

The officers and directors of an acquisition candidate may resign upon completion of our Initial Business Combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Each of our executive officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination. See Part III, Item 10, “Directors and Executive Officers of the Registrant” in this Annual Report for a discussion of our officers’ and directors’ other business affairs.

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor, officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, other blank check companies prior to completion of our Initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. However, we do not believe that any potential conflicts would materially affect our ability to complete our Initial Business Combination.

Our Sponsor, officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other. In addition, the fiduciary duties and contractual obligations that our officers and directors may have to other entities, including confidentiality obligations that may restrict their ability to share with us or utilize on our behalf information they learn that could be beneficial to us, may otherwise adversely affect our ability to identify or pursue certain business combination opportunities.

Our executive officers, directors, special advisor, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, special advisor, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. While they are not currently, certain of those persons may become involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an Initial Business Combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, while they are not currently, certain of those persons may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. While they are not currently, individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their previous personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability as a result of their previous individual conduct or otherwise. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our Initial Business Combination and may negatively affect our reputation, which may impede our ability to complete an Initial Business Combination.

Risks Relating to our Securities

Our public shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, public shareholders may be forced to sell their public shares or Warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an Initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 15 months from the closing of the Initial Public Offering (or 18 months from the closing of the Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an Initial Business Combination within 15 months from the closing of the Initial Public Offering (or 18 months from the closing of the Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension), subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an Initial Business Combination or liquidation if we have not consummated an Initial Business Combination within 15 months from the closing of the Initial Public Offering (or 18 months from the closing of the Initial Public Offering if we extend the time to complete a business combination pursuant to a funded three-month extension), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate an investment, public shareholders may be forced to sell their public shares and/or Warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

In order to continue listing our securities on Nasdaq prior to our Initial Business Combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum amount in shareholders’ equity and a minimum of 400 round lot holders. Additionally, in connection with our Initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $15,000,000 and we would be required to have a minimum of 400 round lot holders of our unrestricted securities (with at least 50% of such round lot holders holding unrestricted securities with a market value of at least $2,500). We cannot assure our public shareholders that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A ordinary shares and Warrants are each listed on one of the tiers of Nasdaq, our Units, Class A ordinary shares and Warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

We are not registering the Class A ordinary shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis and potentially causing such Warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our Initial Business Combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their Warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per Warrant (subject to adjustment). However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the Warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the Warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the Warrants they hold. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full unit purchase price solely for the Class A ordinary shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their Warrants while a corresponding exemption does not exist for holders of the Public Warrants included as part of Units sold in our Initial Public Offering. In such an instance, the Private Placement Warrants investors and their permitted transferees (which may include our directors and executive officers) would be able to exercise their Warrants and sell the ordinary shares underlying their Warrants while holders of our Public Warrants would not be able to exercise their Warrants and sell the underlying ordinary shares. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise their Warrants.

The Warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our Initial Business Combination, the Warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your Warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the Warrants within twenty business days of the closing of an Initial Business Combination.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then-outstanding Public Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a Warrant could be decreased, all without the approval of the holders thereof.

Our Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the Warrants and the warrant agreement included in the prospectus relating to our Initial Public Offering and the warrant agreement attached as Exhibit 4.5 to this Annual Report, or defective provision, (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Warrants, provided that the approval by the holders of at least 50% of the then-outstanding Public Warrants is required to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a Warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of Warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such Warrant holder in any such enforcement action by service upon such Warrant holder’s counsel in the foreign action as agent for such Warrant holder.

This choice-of-forum provision may limit a Warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find our provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous or undesirable to you, thereby making your Warrants worthless.

We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise the Warrants. Redemption of the outstanding Warrants as described above could force you to (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous or undesirable for you to do so, (ii) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of your Warrants. If, following our exercise of our redemption rights, a Warrant holder fails to comply with the procedures for exercising its Warrants, such Warrant holder would be required to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of the Warrants. None of the Private Placement Warrants will be redeemable by us, so long as they are held by the Private Placement Warrants investors or their permitted transferees. See “Description of Securities” attached as Exhibit 4.4 to this Annual Report.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their Warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. See “Description of Securities” attached as Exhibit 4.4 to this Annual Report. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A ordinary shares had your Warrants remained outstanding. The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per Warrant (subject to adjustment) irrespective of the remaining life of the Warrants.

Because each unit contains one-half of one redeemable Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other blank check companies.

Each Unit contains one-half of one redeemable Warrant. Pursuant to the Warrant agreement, no fractional Warrants will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the Warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole Warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for one-half of the number of shares compared to Units that each contain a whole Warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses.

Nevertheless, this unit structure may cause our Units to be worth less than if a Unit included a Warrant to purchase one whole share.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our Initial Business Combination only holders of our Founder Shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

General Risk Factors

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company, incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until completing an Initial Business Combination. Because we lack an operating history, investors in our securities have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our Initial Business Combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates, including performance information of funds with which there are or were associated, is not a guarantee of either: (1) our ability to successfully identify and execute a transaction or (2) success with respect to any business combination that we may consummate. You should not rely on the historical record of the performance of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

An investment in our securitiesmay result in uncertain or adverse U.S. federal income tax consequences.

An investment our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units we issued in our Initial Public Offering, the allocation an investor makes with respect to the purchase price of a Unit between the Class A ordinary shares and the one-half of one redeemable Warrant included in each Unit could be challenged by the Internal Revenue Service (“IRS”) or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of Warrants in our Units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes.

Since only holders of our Class B ordinary shares will have the right to vote on the appointment of directors, upon the listing of our shares on Nasdaq, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to consummation of our Initial Business Combination, only holders of our Class B ordinary shares have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not currently intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules applicable to non-controlled companies. However, if we determine in the future to utilize some or all of these exemptions, our public shareholders will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq corporate governance requirements.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares or Warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception and the timing of our Initial Business Combination. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. holder such information as the IRS may require, including a PFIC Annual Information Statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules with respect to their particular circumstances.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We have identified a material weakness in our internal control over financial. The material weakness could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

We identified an accounting error in the initial measurement of Class A ordinary shares subject to possible redemption whereby we measured the shares at the issuance price rather than the redemption price. As part of such process, we identified a material weakness in our internal control over financial reporting related to the proper accounting classification and valuation of complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently maintain our principal executive offices at 275 Grove Street, Suite 2-400, Newton, Massachusetts 02466. The cost for this space is included in the $1,000 per-month fee our Sponsor, charges us for office space, operational support and secretarial and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, ordinary shares and Warrants are listed on the Nasdaq Global Market (“Nasdaq”) under the symbols THAC.U, THAC and THAC.W, respectively.

Holders

As of March 28, 2022, there was 1 holder of record of our Units, 1 holder of record of our Class A ordinary shares, 8 holders of record of our Class B ordinary shares, and 5 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. The payment of any cash dividends subsequent to our Initial Business Combination will be within the discretion of our board of directors at such time. If we incur any indebtedness in connection with our Initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On May 5, 2021, we issued an aggregate of 5,750,000 of our Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share, to Thrive Acquisition Sponsor, LLC, a Cayman Islands limited liability company (the “Sponsor”). Between May 2021 and September 2021, the Sponsor transferred to the Company’s executive officers, independent directors, and special advisor an aggregate of 437,520 Founder Shares at a price of $0.004 per share. In September 2021, the Sponsor transferred 798,650 Founder Shares to GR Sleep LLC (an entity controlled by Peter Graham) at a price of $0.004 per share. The Sponsor and Charles Urbain subsequently surrendered to the Company an aggregate of 1,437,500 shares for no additional consideration resulting in a decrease in the total number of Founder Shares outstanding to 4,312,500.

On October 25, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 17,250,000 units (the “Units”), including the issuance of 2,250,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000.

On October 25, 2021, simultaneously with the closing of the Initial Public Offering, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, the GR Sleep Private Placement Warrants Purchase Agreement and the Urbain Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate 9,150,000 warrants (the “Private Placement Warrants”) to the Sponsor, GR Sleep and Charles Urbain at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $9,150,000. The Private Placement Warrants will be identical to the Public Warrants underlying the Units sold in the Initial Public Offering (the “Public Warrants”), except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the Sponsor, GR Sleep or Charles Urbain, or their permitted transferees (except for certain limited exceptions).

The closing of the Initial Public Offering and sale of Private Placement Warrants generated total proceeds of $181,650,000. Following the closing of the Initial Public Offering and sale of Private Placement Warrants, an aggregate amount of $175,950,000 has been placed in the U.S. based Trust Account (the “Trust Account”) established in connection with the Initial Public Offering. Transaction costs amounted to $16,408,042, consisting of $3,450,000 of underwriting discounts and commissions, $6,037,500 of deferred underwriting fees, $585,328 of other offering costs, and $6,335,214 excess fair value of anchor investor shares. In addition, at October 25, 2021, $2,216,376 of cash was held outside of the Trust Account established in connection with the Initial Public Offering, which is available for the payment of offering costs and for working capital purposes.

As a result of the underwriter’s exercise in full of its over-allotment option, 562,500 of the Founder Shares are no longer subject to forfeiture.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our Initial Business Combination. We may withdraw interest to pay our taxes. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the Initial Business Combination.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the Cayman Islands on April 27, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. We intend to effectuate our Initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ordinary shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from April 27, 2021 (inception) through December 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an Initial Business Combination.

For the period from April 27, 2021 (inception) through December 31, 2021, we had net income of $2,796,590, which consisted of formation and operating expenses of $4,412,949, offset by a gain of $7,197,025 for the change in fair value of the warrant liability and an unrealized gain of $12,514 on marketable securities held in trust.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $504,606. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

On October 25, 2021, we consummated the Initial Public Offering of 17,250,000 Units, at a price of $10.00 per Unit, which included the exercise in full by the underwriter of its over-allotment option in the amount of 2,250,000 Units, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 9,150,000 Private Placement Warrants to our Sponsor, GR Sleep LLC (an entity controlled by Peter Graham) and Charles Urbain at a price of $1.00 per Private Placement Warrant generating gross proceeds of $9,150,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $175,950,000 was placed in the Trust Account. We incurred $ $16,408,042 in transaction costs, $3,450,000 of underwriting discounts and commissions, $6,037,500 of deferred underwriting fees, $585,328 of other offering costs, and $6,335,214 excess fair value of anchor investor shares.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our Initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants at a price of $1.00 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moreover, we may need to obtain additional financing to complete our Initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay the Sponsor a monthly fee of $1,000 for office space, operational support and secretarial and administrative services. We began incurring these fees on November 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Initial Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $6,037,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we currently rely and are in the process of evaluating the benefits of continuing to rely on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to continue to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer’s compensation to median employee compensation. These exemptions apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies and Estimates

Warrant Liabilities

We account for the Public Warrants and the Private Placement Warrants in accordance with the guidance contained in ASC 815 under which the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC 815-40, the Public Warrants and the Private Placement Warrants are not indexed to our ordinary shares in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, we classify the Public Warrants and the Private Placement Warrants as liabilities at their fair value and adjust the Public Warrants and the Private Placement Warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants and the Private Placement Warrants are valued using a Monte Carlo simulation model.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

We recognize changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit. On October 25, 2021, the Company recorded an accretion of $26,568,841, $6,595,054 of which was recorded in additional paid-in capital and $19,973,787 was recorded in accumulated deficit.

Net Income (Loss) Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at December 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 9,150,000 private Warrants in the calculation of diluted loss per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The Company’s statement of operations includes a presentation of net earnings (loss) per ordinary share subject to possible redemption and allocates the net income (loss) into the two classes of shares in calculating net earnings (loss) per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net earnings (loss) per ordinary share is calculated by dividing the net loss by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class B ordinary shares, net earnings (loss) per share is calculated by dividing the net loss by the weighted average number of nonredeemable Class B ordinary shares outstanding for the period. Non-redeemable Class B ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2021. Based on this evaluation, our co-principal executive officers and principal financial and accounting officer have concluded that during the period covered by this Annual Report our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting.

Our internal controls over financial reporting did not result in the proper accounting measurement of Class A ordinary shares that are subject to possible redemption, as of October 25, 2021, because we measured such shares at the issuance price rather than the redemption price, which, due to its impact on our financial statements, we determined to be a material weakness.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception noted below.

The principal executive officer and principal financial and accounting officer performed additional post-closing review procedures including reviewing historical filings and consulting with subject matter experts related to the accounting for complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have improved, and will continue to improve, these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Charles Jobson	62	Chief Executive Officer and Director
Charles Urbain	67	Chief Operating Officer, Chief Financial Officer and Director
Benjamin Kao	46	President and Director
Peter Roy	65	Director
James Macon	46	Director
Daniel Germain	49	Director
Peter Graham	67	Director

Charles Jobson, Chief Executive Officer and Director

Mr. Jobson has served as a director since our inception in April 2021 and as our Chief Executive Officer since May 2021. Since 2018, Mr. Jobson has been an active investor in a number of private companies. Mr. Jobson was the founder of Delta Partners L.P., a global equity hedge fund, and served as a Portfolio Manager of Delta Partners from 1999 to 2018. Prior to Delta Partners, Mr. Jobson was an Equity Analyst, Portfolio Manager, and member of the investment committee at Baring Asset Management from 1994 to 1998. Prior to that, Mr. Jobson was an Equity Analyst at State Street Research & Management from 1990 to 1994. Mr. Jobson also currently serves as a board member of Ecotone, board member of Good Times Restaurants, and board member of Kaycha Labs. We believe Mr. Jobson’s experience in the packaged food and restaurant sectors, combined with his investment experience in the public and private markets, make him qualified to serve on our board of directors.

Charles Urbain, Chief Operating Officer, Chief Financial Officer, and Director

Mr. Urbain has served as our Chief Operating Officer, Chief Financial Officer and a director since May 2021. Since 2018, Mr. Urbain has been advising and consulting to investors and prospective investors in the nutrition industry globally. Previously, Mr. Urbain served in a range of senior leadership roles at Mead Johnson Nutrition Co. from 1996 to 2018, including Executive Vice President and Chief Operating Officer. Mr. Urbain also served as Executive Vice President of Reckitt Benckiser from 2017 to 2018. Prior to Mead Johnson, Mr. Urbain served as Senior Vice President of Bristol-Myers Squibb with senior financial responsibilities and general management roles in the United States and Asia Pacific, from 1987 to 1995. Prior to that he served as Director of Finance at Schlumberger in London from 1982 to 1987. Mr. Urbain was also an audit senior at Price Waterhouse & Co. in London from 1978 to 1982. We believe Mr. Urbain’s leadership experience in large global organizations and experience in various business sectors make him qualified to serve on our board of directors.

Benjamin Kao, President and Director

Mr. Kao has served as a director since our inception in April 2021 and as our President since May 2021. Since July 2012, Mr. Kao has served as a Partner at Mandalay Capital, a private investment firm that is incorporated and has its principal office in Hong Kong. Since October 2013, Mr. Kao has served as a Principal at Mandalay Real Estate Partners. Since October 2015, Mr. Kao has also served as a Partner at Fairlead Group Holdings, a commercial real estate investment firm. Prior to that he was the co-founder and served as the Managing Director at MacauLand Developments, a Hong Kong-based real estate developer, from 2005 to 2012. Mr. Kao began his career at Elliott Associates, a hedge fund, and in the High Yield & Emerging Markets Fixed Income Research department at Goldman Sachs. We believe Mr. Kao’s experience in private equity, real estate, finance, and distribution make him qualified to serve on our board of directors.

Our Independent Directors

Peter Roy, Director

Mr. Roy serves as a director. Since 2007, Mr. Roy has been a Director on the Board of United Natural Foods, Inc., one of the largest publicly traded wholesale food distributors in North America and the primary distributor to Whole Foods Market for more than 20 years. From 1990 to 2019 he was an Operating Advisor for North Castle Partners, a private equity firm. Prior to that he served as a board member and consulted with many leading brands in the natural and organic foods industry including Stonyfield Farms, White Wave, Naked Juice, Avalon Natural, Traditional Medicinals, and Applegate Farms. Mr. Roy has also served as President of Whole Foods Market from 1989 to 1999. We believe Mr. Roy’s experience in the natural and organic products industry, including with respect to financial and sales operations matters, make him qualified to serve on our board of directors.

James Macon, Director

Mr. Macon serves as a director. Mr. Macon co-founded and served as the Managing Partner of Closed Loop Capital, a venture capital platform investing in early stage agriculture and food technologies, from 2010 to 2020. Mr. Macon also founded and serves as the Managing Director of Barbour Alliance, an impact venture advisory company serving funds, incubators, accelerators, and new enterprises, since 2010. Mr. Macon has served as Venture Director at Criterion Ventures, a social and environmental venture holding and consulting B Corporation, from 2009 to 2010. Mr. Macon has also served as an advisory board member and mentor for Village Capital, advisory board member for Accel-VT, and as an advisory board member, mentor and competition judge for LaunchVT. We believe Mr. Macon’s experience in agriculture technologies and food system innovations make him qualified to serve on our board of directors.

Daniel Germain, Director

Mr. Germain serves as a director. Since April 2020, Mr. Germain has served as Executive Creative Director of the Google Brand Studio (EMEA region). From July 2018 to April 2020, Mr. Germain served as the Head of Today at Apple program in EMEA region. Prior to Apple, Mr. Germain served in a range of senior leadership roles at Innocent Drinks, a healthy energy drink company, including as Group Head of Brand and Creative through the period when the company was acquired by Coca Cola, from 1999 to 2018. Mr. Germain has also consulted for the UK government, Dyson, Coca Cola, Wolff Olins and the BBC. We believe Mr. Germain’s leadership experience in brand development and in the beverage industry make him qualified to serve on our board of directors.

Peter Graham, Director

Mr. Graham serves as a director. Since June 2017, Mr. Graham served as a partner at One Better Ventures, a private advisory and investment company. Mr. Graham served as the Chairman of Seventh Generation from 1999 until 2016. From 1976 to 2004, Mr. Graham served in a range of senior positions at Ladenburg Thalmann Group, an investment bank, including as Head of Investment Banking, Principal, President and Vice Chairman. Since June 2017, Mr. Graham has served as a board member, Chair of the Compensation Committee and member of the Audit Committee for Montrose Environmental Group (NYSE: MEG). Mr. Graham has also served as a board member of ExamWorks Group, Inc. until it was sold to a private equity firm in May 2016. We believe Mr. Graham’s experience in the health and wellness sector, combined with his leadership experience in both public and private companies, make him qualified to serve on our board of directors.

Director Independence

Nasdaq listing rules require that a majority of our board of directors be independent within one year of our Initial Public Offering. Our board has determined that each of Peter Roy, James Macon, Daniel Germain and Peter Graham is an independent director under applicable SEC and Nasdaq listing rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Audit Committee

Effective October 20, 2021, we established an audit committee of the board of directors. The members of our audit committee are Peter Graham, Daniel Germain and James Macon, and Mr. Graham serves as chair of the audit committee. All members of our audit committee are independent of and unaffiliated with our Sponsor.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Graham qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of our Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our Initial Public Offering; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

Effective October 20, 2021, we established a compensation committee of the board of directors. The members of our compensation committee are Daniel Germain, James Macon and Peter Roy. Mr. Germain serves as chair of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Nominating and Corporate Governance Committee

Effective October 20, 2021, we established a nominating committee of the board of directors. The members of the nominating committee are Peter Roy, Peter Graham and Daniel Germain. Mr. Roy serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our Initial Business Combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

Effective October 20, 2021, we adopted a Code of Ethics and Business Conduct applicable to our directors, officers and employees. You can review this document by accessing our public filings at the SEC’s website at www.sec.gov and on our website at https://www.thriveacquisitions.com/home/default.aspx#governance-documents. In addition, a copy of the Code of Ethics and Business Conduct and the charters of the committees will be provided without charge upon request from us. If we make any amendments to our Code of Ethics and Business Conduct other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics and Business Conduct applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

No executive officer has received any cash compensation for services rendered to us. Until consummation of an Initial Business Combination, we will pay our Sponsor, an aggregate fee of $1,000 per month for providing us with office space, operational support and secretarial and administrative services. In addition, our Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an Initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an Initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After our Initial Business Combination, directors or members of our management team or our special advisor who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an Initial Business Combination, as it will be up to the directors of the post-combination business to determine executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the Warrants included in the units offered in the Initial Public Offering or the Private Placement Warrants as the Warrants are not exercisable within 60 days of the date hereof.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Approximate Percentage of Outstanding Shares
Thrive Acquisition Sponsor LLC (our Sponsor)	3,154,668	(3)	14.5%
Charles Jobson	3,154,668		14.5%
Charles Urbain	149,182		*
Benjamin Kao	3,154,668		14.5%
Peter Roy	50,000		*
James Macon	50,000		*
Daniel Germain	50,000		*
Peter Graham	798,650	(4)	3.7%
GR Sleep LLC	798,650	(4)	3.7%
All executive officers and directors as a group (seven individuals)	4,252,500		20%

(1)	Unless otherwise noted, the business address of each of our shareholders listed in the above table is c/o Thrive Acquisition Corporation, Riverside Center, 275 Grove Street, Suite 2-400, Newton, MA 02466.

(2)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our Initial Business Combination on a one-for-one basis, subject to adjustment.

(3)	Thrive Acquisition Sponsor LLC is the record holder of the shares reported herein. Charles Jobson and Benjamin Kao are the managers of Thrive Acquisition Sponsor LLC. As a result, Mr. Jobson and Mr. Kao may be deemed to share beneficial ownership of the shares held by our Sponsor.

(4)	GR Sleep LLC’s business address is 1122 Oberlin Road, Raleigh, NC 27605. Peter Graham has a controlling interest in GR Sleep LLC. As a result, Mr. Graham may be deemed to have beneficial ownership of the shares held by GR Sleep LLC.

*	Less than 1%.

The Founder Shares, Private Placement Warrants, and any shares of Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by our initial shareholders and management team.

Our Sponsor and each member of our management team and our special advisor have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (a) one year after the completion of our Initial Business Combination and (b) subsequent to our Initial Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The Private Placement Warrants and the respective Class A ordinary shares underlying such Warrants are not transferable or salable until 30 days after the completion of our Initial Business Combination. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our Sponsor or their affiliates, any affiliates of our Sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family, any estate planning vehicle or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the Founder Shares, Private Placement Warrants or Class A ordinary shares, as applicable, were originally purchased; (f) pro rata distributions from our Sponsor to its members, partners, or shareholders pursuant to our Sponsor’s operating agreement; (g) by virtue of our Sponsor’s organizational documents upon liquidation or dissolution of our Sponsor; (h) to the Company for no value for cancellation in connection with the consummation of our Initial Business Combination; (i) in the event of our liquidation prior to the completion of our Initial Business Combination; or (j) in the event of our completion of a liquidation, merger, share exchange, reorganization or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our Initial Business Combination; provided, however, that in the case of clauses (a) through (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

Thrive Acquisition Sponsor LLC, our Sponsor, is deemed to be our “promoter” as such term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In May 2021, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. Between May 2021 and September 2021, our Sponsor transferred to our executive officers, independent directors, special advisor and other third parties an aggregate of 1,236,170 Class B ordinary shares, resulting in our Sponsor holding 4,513,830 Class B ordinary shares after such transfers. In September 2021, our Sponsor and Charles Urbain surrendered an aggregate of 1,437,500 Class B ordinary shares to the Company (1,359,162 Class B ordinary shares by our Sponsor, 78,338 Class B ordinary shares by Charles Urbain) for cancellation for no consideration resulting in our Sponsor holding 3,154,668 shares of Class B ordinary shares in the aggregate, and an aggregate of 1,157,832 shares of Class B ordinary shares are held by our executive officers, independent directors, special advisor and other third parties. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the issued and outstanding shares upon completion of our Initial Public Offering. If we increase or decrease the size of our Initial Public Offering, we will effect a share capitalization or a share surrender or redemption or other appropriate mechanism, as applicable, with respect to our Class B ordinary shares immediately prior to the consummation of our Initial Public Offering in such amount as to maintain the number of Founder Shares, on an as-converted basis, at 20% of the issued and outstanding ordinary shares upon the consummation of our Initial Public Offering. The Founder Shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

At the closing of our Initial Public Offering, our Sponsor, GR Sleep LLC and Charles Urbain purchased an aggregate of 9,150,000 Private Placement Warrants at a price of $1.00 per Warrant, or $9,150,000, in a private placement. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our Initial Business Combination.

We currently maintain our executive offices Riverside Center, 275 Grove Street, Suite 2-400, Newton, MA 02466. The cost for our use of this space is included in the $1,000 per month fee we will pay to our Sponsor or an affiliate of our Sponsor for office space, administrative and support services, commencing on the date that our securities are first listed on Nasdaq. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers or directors or special advisor, or their respective affiliates, for services rendered prior to or in connection with the completion of an Initial Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors, special advisor or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the consummation of our Initial Public Offering, our Sponsor had agreed to loan us up to $300,000 to be used for a portion of the expenses of our Initial Public Offering. This loan was non-interest bearing, unsecured and due at the earlier of January 5, 2022 or the closing of our Initial Public Offering. The outstanding loan balance of $246,366 was repaid the day after the closing of our Initial Public Offering out of the offering proceeds held in the operating account. As of December 31, 2021, there were no amounts outstanding under the promissory note with our Sponsor.

In addition, in order to finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants at a price of $1.00 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team or our special advisor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of working capital loans prior to our Initial Business Combination will be made using funds held outside the Trust Account.

After our Initial Business Combination, members of our management team and our special advisor who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our Initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors have adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, PC, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the period from April 27, 2021 (inception) through December 31, 2021 totaled approximately $99,386. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from April 27, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from April 27, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from April 27, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(b) The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association of the Company.*

4.1	Specimen Unit Certificate.**

4.2	Specimen Class A Ordinary Share Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Description of Securities.

4.5	Warrant Agreement, dated October 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.*

10.1	Letter Agreement, dated October 20, 2021, by and among the Company, the Sponsor, GR Sleep, Christophe Barnouin, John O’Callaghan and the Company’s officers and directors.*

10.2	Investment Management Trust Agreement, dated October 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.*

10.3	Registration Rights Agreement, dated October 20, 2021, by and among the Company, the Sponsor, GR Sleep and certain other security holders named therein.*

10.4	Administrative Services Agreement, dated October 20, 2021, by and between the Company and the Sponsor.*

10.5	Sponsor Warrants Purchase Agreement, dated September 24, 2021, by and between the Company and the Sponsor.*

10.6	GR Sleep LLC Warrants Purchase Agreement, dated September 24, 2021, by and between the Company and GR Sleep.*

10.7	Charles Urbain Warrants Purchase Agreement, dated September 24, 2021, by and between the Company and Charles Urbain*

10.8	Securities Subscription Agreement, dated as of May 5, 2021, between the Registrant and the Sponsor.**

10.9	Promissory Note, dated as of May 5, 2021, between the Registrant and the Sponsor.**

10.10	Form of Indemnity Agreement.**

14	Code of Ethics and Business Conduct.**

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 26, 2021

**	Incorporated by reference to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-259418) filed on September 29, 2021.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2022.

THRIVE ACQUISITION CORPORATION

By:	/s/ Charles Jobson
Name:	Charles Jobson
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles Jobson	Chief Executive Officer and Director	March 31, 2022
Charles Jobson	(Principal Executive Officer)

/s/ Benjamin Kao	President and Director	March 31, 2022
Benjamin Kao

/s/ Charles Urbain	Chief Operating Officer, Chief Financial Officer and Director	March 31, 2022
Charles Urbain	(Principal Financial and Accounting Officer)

/s/ Peter Roy	Director	March 31, 2022
Peter Roy

/s/ James Macon	Director	March 31, 2022
James Macon

/s/ Daniel Germain	Director	March 31, 2022
Daniel Germain

/s/ Peter Graham	Director	March 31, 2022
Peter Graham

THRIVE ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Thrive Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Thrive Acquisition Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ equity and cash flows for the period from April 27, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 27, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon its completion of a business combination. The Company has a working capital deficiency as of December 31, 2021, and lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Costa Mesa, CA

March 31, 2022

THRIVE ACQUISITION CORPORATION

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current assets
Cash	$504,606
Prepaid expenses - current	723,224
Total Current Assets	1,227,830
Treasury securities held in trust account	175,962,514
Prepaid expenses - noncurrent	218,537
Total Assets	$177,408,881

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$218,779
Accrued offering costs	25,958
Total Current Liabilities	244,737
Warrant liability	8,914,975
Deferred underwriters fee payable	6,037,500
Total Liabilities	15,197,212

Commitments and Contingencies (Note 7)

Temporary Equity
Class A ordinary shares, $0.0001 par value; 500,000,000 share authorized; 17,250,000 shares issued and outstanding subject to redemption at redemption value of $10.20 per share	175,950,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding	431
Additional paid-in capital	—
Accumulated deficit	(13,738,762)
Total Shareholders’ Deficit	(13,738,331)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$177,408,881

The accompanying notes are an integral part of the financial statements.

THRIVE ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 27, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$4,412,949
Loss from operations	(4,412,949)

Other income:
Change in fair value of warrant liability	7,197,025
Unrealized gain on treasury securities held in Trust Account	12,514
Other expense, net	7,209,539

Net income	$2,796,590

Basic and diluted weighted average shares outstanding, Class A ordinary shares	4,729,839

Basic and diluted net income per share, Class A ordinary shares	$0.28

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,181,956

Basic and diluted net income per share, Class B ordinary shares	$0.28

The accompanying notes are an integral part of the financial statements.

THRIVE ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 27, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares
	Subject to Possible Redemption		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – April 20, 2021	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Forfeiture of founder shares	—	—	(1,437,500)	(144)	144	—	—
Issuance of Class A ordinary shares, net of transaction costs	17,250,000	149,377,606	—	—	—	—	—
Deemed capital contribution from sale of private placement warrants	—	—	—	—	826,000	—	826,000
Transfer of founder shares to independent directors	—	—	—	—	—	2,851,259	2,851,259
Excess fair value of anchor investor purchase	—	—	—	—	5,744,485	590,729	6,335,214
Accretion of Class A ordinary shares to redemption value	—	26,572,394	—	—	(6,595,054)	(19,977,340)	(26,572,394)
Net income	—	—	—	—	—	2,796,590	2,796,590
Balance – December 31, 2021	17,250,000	175,950,000	4,312,500	431	—	(13,738,762)	(13,738,331)

The accompanying notes are an integral part of the financial statements.

THRIVE ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 27, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net income	$2,796,590
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on treasury securities held in Trust Account	(12,514)
Allocation of deferred offering cost for warrant liability	1,073,648
Compensation expense	2,851,259
Change in change in fair value of warrant liability	(7,197,025)
Changes in operating assets and liabilities:
Prepaid expenses	(941,761)
Accounts payable and accrued expenses	218,779
Accrued offering costs	25,958
Net cash used in operating activities	(1,185,066)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,950,000)
Net cash used in investing activities	(175,950,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to the Sponsor	25,000
Proceeds from sale of Units	172,500,000
Payment of underwriting fee	(3,450,000)
Proceeds from sale of Private Warrants	9,150,000
Proceeds from promissory note – related party	246,366
Repayment of promissory note – related party	(246,366)
Deferred offering costs	(585,328)
Net cash provided by financing activities	177,639,672

Net Change in Cash	504,606
Cash – Beginning	—
Cash – Ending	$504,606

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$149,377,606
Accretion of Class A ordinary shares subject to possible redemption	$26,572,394
Initial measurement of public warrants and private placement warrants	$16,112,000
Deferred underwriting fee payable	$6,037,500

THRIVE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Thrive Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on April 27, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Initial Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from April 27, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on October 20, 2021. On October 25, 2021 the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A ordinary share included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate 9,150,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, GR Sleep LLC and Charles Urbain, generating gross proceeds of $9,150,000, which is described in Note 5.

Transaction costs amounted to $16,408,042, consisting of $3,450,000 of underwriting discounts and commissions, $6,037,500 of deferred underwriting fees, $585,328 of other offering costs, and $6,335,214 excess fair value of anchor investor shares.

Following the closing of the Initial Public Offering on October 25, 2021, an amount of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a Trust Account (the “Trust Account”), located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks shareholder approval, it will complete its Initial Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and each member of the Company’s management team, directors and special advisor have agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions in connection with its Initial Business Combination pursuant to the tender offer rules, the Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering without our prior consent.

The Sponsor and each member of the Company’s management team, directors and special advisor have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of the Initial Business Combination and (ii) a shareholder vote to approve an amendment to the Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with the Initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A ordinary shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the Combination Period.

The Company will have until January 25, 2023 to complete a Business Combination (or April 25, 2023 if the Company extends the time to complete a business combination so long as the Sponsor or its affiliates or designees deposits into the Trust Account an additional $0.10 per unit) (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay franchise and income taxes. This liability will not apply with respect to claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $504,606 in cash and working capital of $983,093. The Company’s liquidity needs through December 31, 2021 and prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the Sponsor to purchase Founders Shares, and loan proceeds from the Sponsor of $300,000 under the Note (Note 6). The Company repaid the Note in full on October 25, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Risks and Uncertainties

The Company continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

In connection with the preparation of the Company’s financial statement filed in its Form 8-K filing as of October 25, 2021, the Company identified an error made in the Company’s historical financial statement where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption be valued at the issuance price, or $10.00 per share. However, the Trust Account was overfunded by 102%, representing an amount in the Trust Account equal to $10.20 per Class A ordinary share issued in the Initial Public Offering. Upon a redemption, public shareholders can redeem their Class A ordinary shares at a per-share redemption price payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of a Business Combination, including interest earned on the Trust Account (such interest shall be net of taxes payable) and not previously released to the Company to pay its taxes, divided by the number of then issued Public Shares. As the Company accounts for Class A ordinary shares subject to possible redemption at redemption value, the redemption value should be equal to the amount investors can redeem ($10.20 per share), not the amount the shares were issued for ($10.00 per share). As a result, the Company has noted an error in accounting estimate that requires a revision to the previously issued financial statement as of October 25, 2021. The adjustment resulted in a change to the initial carrying value of the Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in capital, which is reflected in the change to accumulated deficit after the Class A ordinary shares subject to redemption are accreted to redemption value.

The impact of the revision on the Company’s financial statement is reflected in the following table:

	As Previously
Balance Sheet as of October 25, 2021 (audited)	Reported in the Original Filing	Adjustment	As Revised
Class A common stock subject to possible redemption	$172,500,000	$3,450,000	$175,950,000
Accumulated deficit	$(17,065,443)	$(3,450,000)	$(20,515,874)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021. The amount held in the Trust Account is comprised of investments in U.S. Treasury Bills. The Company accounts for its securities held in the trust account in accordance with the guidance in ASC Topic 320 “Debt and Equity Securities” (“ASC Topic 320”). These securities are classified as trading securities with unrealized gains/losses recognized through net income.

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants (as defined below) and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on October 25, 2021, offering costs totaling $16,408,042 (consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees, $6,335,214 excess fair value of Founder Shares and $585,328 of actual offering costs, with $1,073,648 included in accumulated deficit as an allocation for the Public Warrants and the Private Placement Warrants, and $15,334,394 included in additional paid-in capital.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial as of December 31, 2021.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liabilities

The Company accounts for the Public Warrants and Private Placement Warrants exercisable for the Company’s ordinary shares that are not indexed to its own shares as liabilities at fair value on the balance sheet. The Public Warrants and Private Placement Warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Public Warrants and Private Placement Warrants. At that time, the portion of the warrant liability related to the Public Warrants and Private Placement Warrants will be reclassified to additional paid-in capital.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On October 25, 2021, the Company recorded an accretion of $26,568,841, $6,595,054 of which was recorded in additional paid-in capital and $19,973,787 was recorded in accumulated deficit.

Class A ordinary shares subject to possible redemption is calculated as follows:

Gross proceeds from initial public offering	$172,500,000
Less:
Proceeds from public warrants	(7,788,000)
Transactions costs from initial public offering	(15,334,394)
Plus:
Remeasurement of Class A ordinary shares to redemption value	26,572,394
Class A ordinary shares subject to redemption, at redemption value (as revised)	$175,950,000

Net Income (Loss) Per Ordinary Share

Net loss (loss) per ordinary share is computed by dividing net (income) loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at December 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 9,150,000 Private Warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The Company’s statement of operations includes a presentation of net income (loss) per ordinary share subject to possible redemption and allocates the net income (loss) into the two classes of stock in calculating net earnings (loss) per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income (loss) per ordinary share is calculated by dividing the net loss by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class B ordinary shares, net earnings (loss) per share is calculated by dividing the net loss by the weighted average number of non-redeemable Class B ordinary shares outstanding for the period. Non-redeemable Class B ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

For the Period from April 27, 2021 (Inception) Through December 31, 2021
Class A ordinary shares subject to possible redemption
Numerator: Income attributable to Class A ordinary shares subject to possible redemption
Net income	$1,334,513
Net income attributable to Class A ordinary shares subject to possible redemption	$1,334,513
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	4,729,839
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.28

Non-Redeemable Class B ordinary shares
Numerator: Net income
Net income	$1,462,077
Non-redeemable net income	$1,462,077
Denominator: Weighted average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,181,956
Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.28

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A ordinary shares”) and one-half of one redeemable warrant of the Company (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, GR Sleep LLC and Charles Urbain purchased an aggregate of 9,150,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (including 900,000 Private Placement Warrants purchased in connection with the exercise of the underwriters’ over-allotment option) from the Company in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares

On May 5, 2021, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B ordinary shares for an aggregate price of $25,000. Between May 2021 and September 2021, the Sponsor transferred to the Company’s executive officers, independent directors, and special advisor an aggregate of 437,520 Founder Shares at a price of $0.004 per share. In September 2021, the Sponsor transferred 798,650 Founder Shares to GR Sleep LLC (an entity controlled by Peter Graham) at a price of $0.004 per share. The Sponsor and Charles Urbain subsequently surrendered to the Company an aggregate of 1,437,500 shares for no additional consideration resulting in a decrease in the total number of Founder Shares outstanding to 4,312,500. As a result of the underwriters’ election to fully exercise their over-allotment option a total of 562,500 Founder Shares are no longer subject to forfeiture.

The Sponsor, other directors and executive officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares (including any Class A ordinary shares issuable upon conversion thereof) until the earliest of (A) one year after the completion of an Initial Business Combination and (B) subsequent to an Initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a total of $1,000 per month for office space, secretarial, and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Promissory Note — Related Party

On May 5, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) January 5, 2022, or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note was subsequently repaid on October 26, 2021. As of December 31, 2021, there were no borrowings outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on October 20, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will have registration rights to require the Company to register a sale of any of its securities held by them. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Following the closing of the Initial Public Offering, underwriters are entitled to a deferred fee of $0.35 per Unit, or $6,037,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preference Shares— The Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001. At December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were no shares of Class A ordinary shares issued and outstanding, excluding 17,250,000 shares subject to possible redemption.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

The shares of Class B ordinary shares will automatically convert into Class A ordinary shares at the time of an Initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of an Initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with an Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in an Initial Business Combination).

Warrants— Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of an Initial Business Combination.

The Company will not be obligated to deliver any shares of Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue any Class A ordinary shares upon exercise of a warrant unless the Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an Initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of an Initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of an Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Class A ordinary share Equals or Exceeds $18.00 — Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (subject to certain adjustments) for any 20 trading days within a 30-trading day period ending three trading days before the notice of redemption is sent to the warrant holders.

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants When the Price per Class A ordinary share Equals or Exceeds $10.00 — Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of an Initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an Initial Business Combination on the date of the consummation of an Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price and the “Redemption of Warrants when the price per share of Class A ordinary shares equals or exceeds $10.00” described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not be transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of Class A ordinary shares as described above under Redemption of warrants for Class A ordinary shares). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9 — FAIR VALUE MEASUREMENTS

At December 31, 2021, the Company’s warrant liability was valued at $8,914,975. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement during the period from April 27, 2021 (inception) through December 31, 2021:

	Public Warrants	Private Placement Warrants	Total Level 3 Fair Value Measurements
Derivative warrant liabilities at April 27, 2021 (inception)	$-	$-	$-
Initial fair value at issuance of public and private placement warrants	7,788,000	8,324,000	16,112,000
Change in fair value	(3,491,025)	(3,706,000)	(7,197,025)
Transfer of public warrants to Level 1 measurement	(4,296,975)	-	(4,296,975)
Level 3 derivative warrant liabilities as of December 31, 2021	$-	$4,618,000	$4,618,000

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2021:

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$175,962,514	$-	$-
Liabilities
Public Warrants	$4,296,975	$-	$-
Private Placement Warrants	$-	$-	$4,618,000

The following table presents the changes in the fair value of derivative warrant liabilities from April 20, 2021 (inception) through December 31, 2021:

	Public Warrants	Private Placement Warrants	Total Derivative Warrant Liability
Derivative warrant liabilities as of April 27, 2021 (inception)	$-	$-	$-
Initial fair value at issuance of public and private placement warrants	7,788,000	8,324,000	16,112,000
Change in fair value	(3,491,025)	(3,706,000)	(7,197,025)
Derivative warrant liabilities as of December 31, 2021	$4,296,975	$4,618,000	$8,914,975

Measurement

The Company established the initial fair value for the warrants on October 25, 2021, the date of the consummation of the Company’s Initial Public Offering. The Company used a lattice model and Monte Carlo simulation model to value the warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A Ordinary Share and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), Class A ordinary shares (permanent equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date.

The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at October 25, 2021 and December 31, 2021:

	Private Placement Warrants
	October 25,	December 31,
Input	2021	2021
Ordinary share price	$9.5485	$9.8801
Exercise price	$11.50	$11.50
Risk-free rate of interest	1.35%	1.33%
Volatility	15.05%	9.28%
Term	6.00	5.81
Value of one private warrant	$0.90	$0.51
Dividend yield	0.00%	0.00%

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.