Form 10-Q
period 2022-03-31
Thrive Acquisition Corp
filed 2022-05-19
CIK 1863685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40939

THRIVE ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1601854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Riverside Center 275 Grove Street, Suite 2-400 Newton, MA	02466
(Address of principal executive offices)	(Zip Code)

(617) 663-5988

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since the last report)

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

As of May 18, 2022, there were 17,250,000 Class A ordinary shares, $0.0001 par value and 4,312,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

THRIVE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

THRIVE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$332,648	$504,606
Prepaid expenses - current	716,219	723,224
Total Current Assets	1,048,867	1,227,830
Treasury securities held in trust account	176,018,457	175,962,514
Prepaid expenses - noncurrent	40,257	218,537
Total Assets	$177,107,581	$177,408,881

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$267,972	$218,779
Accrued offering costs	25,958	25,958
Total Current Liabilities	293,930	244,737
Warrant liability	4,242,125	8,914,975
Deferred underwriters fee payable	6,037,500	6,037,500
Total Liabilities	10,573,555	15,197,212

Commitments and Contingencies (Note 6)

Temporary Equity
Class A ordinary shares, $0.0001 par value; 500,000,000 share authorized; 17,250,000 shares issued and outstanding subject to redemption	176,018,457	175,950,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	—	—
Accumulated deficit	(9,484,862)	(13,738,762)
Total Shareholders’ Deficit	(9,484,431)	(13,738,331)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$177,107,581	$177,408,881

The accompanying notes are an integral part of the unaudited condensed financial statements.

THRIVE ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

Formation and operating costs	$406,436
Loss from operations	(406,436)

Other income:
Change in fair value of warrant liability	4,672,850
Unrealized gain on treasury securities held in Trust Account	55,943
Other expense, net	4,728,793

Net income	$4,322,357

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,250,000

Basic and diluted net income per share, Class A ordinary shares	$0.20

Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,312,500

Basic and diluted net income per share, Class B ordinary shares	$0.20

The accompanying notes are an integral part of the unaudited condensed financial statements.

THRIVE ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Class A Ordinary Shares
	Subject to Possible Redemption		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	17,250,000	$175,950,000	4,312,500	$431	—	$(13,738,762)	$(13,738,331)
Remeasurement of Class A ordinary shares to redemption value	—	68,457	—	—	—	(68,457)	(68,457)
Net income	—	—	—	—	—	4,322,357	4,322,357
Balance – March 31, 2022	17,250,000	$176,018,457	4,312,500	$431	—	$(9,484,862)	$(9,484,431)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THRIVE ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$4,322,357
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on treasury securities held in Trust Account	(55,943)
Change in fair value of warrant liability	(4,672,850)
Changes in operating assets and liabilities:
Prepaid expenses	185,285
Accounts payable and accrued expenses	49,193
Net cash used in operating activities	(171,958)

Net Change in Cash	(171,958)
Cash – Beginning	504,606
Cash – Ending	$332,648

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$149,377,606
Remeasurement of Class A ordinary shares subject to possible redemption	$68,457
Initial measurement of public warrants and private placement warrants	$16,112,000
Deferred underwriting fee payable	$6,037,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 27, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and each member of the Company’s management team, directors and special advisor have agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $332,648 in cash and working capital of $754,937. The Company’s liquidity needs through March 31, 2022 and prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the Sponsor to purchase Founders Shares, and loan proceeds from the Sponsor of $300,000 under the Note (Note 6). The Company repaid the Note in full on October 25, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans through the Combination Period, which is within 12 months from the issuance of these financial statements. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on October 22, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on November 2, 2021 and the Company’s Annual Report filed on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. The amount held in the Trust Account is comprised of investments in U.S. Treasury Bills. The Company accounts for its securities held in the trust account in accordance with the guidance in ASC Topic 320 “Debt and Equity Securities” (“ASC Topic 320”). These securities are classified as trading securities with unrealized gains/losses recognized through net income.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

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

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Class A ordinary shares subject to possible redemption is calculated as follows:

Class A ordinary shares subject to redemption, at redemption value as of December 31, 2021	175,950,000
Remeasurement of Class A ordinary shares to redemption value	68,457
Class A ordinary shares subject to redemption, at redemption value as of March 31, 2022	$176,018,457

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Net Income (Loss) Per Ordinary Share

Net loss (loss) per ordinary share is computed by dividing net (income) loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at March 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not included the Public Warrants and the Private Placement Warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The Company’s statement of operations includes a presentation of net income (loss) per ordinary share subject to possible redemption and allocates the net income (loss) into the two classes of shares in calculating net earnings (loss) per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income (loss) per ordinary share is calculated by dividing the net loss by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class B ordinary shares, net earnings (loss) per share is calculated by dividing the net loss by the weighted average number of non-redeemable Class B ordinary shares outstanding for the period. Non-redeemable Class B ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

For the Three Months Ended March 31, 2022
Class A ordinary shares subject to possible redemption
Numerator: Income attributable to Class A ordinary shares subject to possible redemption
Net income	$3,457,886
Net income attributable to Class A ordinary shares subject to possible redemption	$3,457,886
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	17,250,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.20

Non-Redeemable Class B ordinary shares
Numerator: Net income
Net income	$864,471
Non-redeemable net income	$864,471
Denominator: Weighted average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,312,500
Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.20

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 and was effective on January 1, 2022. The Company has assessed the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows and determined that there is no impact as of March 31, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A ordinary shares”) and one-half of one redeemable warrant of the Company (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, GR Sleep LLC and Charles Urbain purchased an aggregate of 9,150,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (including 900,000 Private Placement Warrants purchased in connection with the exercise of the underwriters’ over-allotment option) from the Company in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 5, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000. Between May 2021 and September 2021, the Sponsor transferred to the Company’s executive officers, independent directors, and special advisor an aggregate of 437,520 Founder Shares at a price of $0.004 per share. In September 2021, the Sponsor transferred 798,650 Founder Shares to GR Sleep LLC (an entity controlled by Peter Graham) at a price of $0.004 per share. The Sponsor and Charles Urbain subsequently surrendered to the Company an aggregate of 1,437,500 shares for no additional consideration resulting in a decrease in the total number of Founder Shares outstanding to 4,312,500. As a result of the underwriters’ election to fully exercise their over-allotment option a total of 562,500 Founder Shares are no longer subject to forfeiture.

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a total of $1,000 per month for office space, secretarial, and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $3,000 in fees for these services, of which $2,000 has been paid and $1,000 is accrued for in accounts payable.

Promissory Note — Related Party

On May 5, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) January 5, 2022, or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note was subsequently repaid on October 26, 2021. As of March 31, 2022 and December 31, 2021, there were no borrowings outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of March 31, 2022 and December 31, 2021, the Company has no borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Underwriting Agreement

Following the closing of the Initial Public Offering, underwriters are entitled to a deferred fee of $0.35 per Unit, or $6,037,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022, and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 17,250,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANTS

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of an Initial Business Combination.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue any Class A ordinary shares upon exercise of a warrant unless the Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of an Initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an Initial Business Combination on the date of the consummation of an Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price and the “Redemption of Warrants when the price per Class A ordinary shares equals or exceeds $10.00” described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above.

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

NOTE 9. FAIR VALUE MEASUREMENTS

At March 31, 2022, the Company’s warrant liability was valued at $4,242,125. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of March 31, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy. There were no transfers within Level 3 fair value measurements during the three months ended March 31, 2022.

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

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

	March 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$176,018,457	$-	$-
Liabilities
Public Warrants	$2,044,125	$-	$-
Private Placement Warrants	$-	$-	$2,198,000

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$175,962,514	$-	$-
Liabilities
Public Warrants	$4,296,975	$-	$-
Private Placement Warrants	$-	$-	$4,618,000

The following table presents the changes in the fair value of derivative warrant liabilities for the three months ended March 31, 2022:

	Public Warrants	Private Placement Warrants	Total Derivative Warrant Liability
Derivative warrant liabilities as of December 31, 2021	$4,296,975	$4,618,000	$8,914,975
Change in fair value	(2,252,850)	(2,420,000)	(4,672,850)
Derivative warrant liabilities as of March 31, 2022	$2,044,125	$2,198,000	$4,242,125

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

The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at March 31, 2022 and December 31, 2021:

	Private Placement Warrants
	March 31,	December 31,
Input	2022	2021
Ordinary share price	$10.00	$9.8801
Exercise price	$11.50	$11.50
Risk-free rate of interest	2.40%	1.33%
Volatility	3.69%	9.28%
Term	5.56	5.81
Value of one private warrant	$0.24	$0.51
Dividend yield	0.00%	0.00%

NOTE 10. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Thrive Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Thrive Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report filed on Form 10-K as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 1, 2022 through March 31, 2022 were organizational activities and those related to our intent to effectuate an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an Initial Business Combination.

For the three months ended March 31, 2022, we had net income of $4,322,357, which consisted of operating expenses of $406,436, offset by a gain of $4,672,850 for the change in fair value of the warrant liability and an unrealized gain of $55,943 on marketable securities held in trust.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $332,648. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $175,950,000 was placed in the Trust Account. We incurred $16,408,042 in transaction costs, $3,450,000 of underwriting discounts and commissions, $6,037,500 of deferred underwriting fees, $585,328 of other offering costs, and $6,335,214 excess fair value of anchor investor shares.

As of March 31, 2022, we had marketable securities held in the Trust Account of $176,018,457 (including approximately $68,457 of unrealized gains consisting of U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay the Sponsor a monthly fee of $1,000 for office space, operational support and secretarial and administrative services. We began incurring these fees on November 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Initial Business Combination and our liquidation. For the three months ended March 31, 2022, the Company incurred $3,000 in fees for these services.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $6,037,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

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

We recognize changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit. On October 25, 2021, the Company recorded an accretion of $26,568,841, $6,595,054 of which was recorded in additional paid-in capital and $19,973,787 was recorded in accumulated deficit. We have also recorded $68,457 remeasurement to Class A ordinary shares subject to possible redemption to record to its redemption value equal to the amount held in the trust account.

Net Income (Loss) Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at March 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. The Company has not included the Public Warrants and the Private Placement Warrants in the calculation of diluted loss per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 and was effective on January 1, 2022. The Company has assessed the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows and determined that there is no impact as of March 31, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2022. Based on this evaluation, our co-principal executive officers and principal financial and accounting officer have concluded that during the period covered by this report our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting.

Our internal controls over financial reporting did not result in the proper accounting measurement of Class A ordinary shares that are subject to possible redemption, as of October 25, 2021, because we measured such shares at the issuance price rather than the redemption price, which, due to its impact on our financial statements, we determined to be a material weakness.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception noted below.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed on Form 10-K as filed with the SEC on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All recent unregistered sales of securities have been previously reported.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of the Company.(1)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Class A Ordinary Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement, dated October 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)

10.1	Letter Agreement, dated October 20, 2021, by and among the Company, the Sponsor, GR Sleep LLC, Christophe Barnouin, John O’Callaghan and the Company’s officers and directors.(1)

10.2	Investment Management Trust Agreement, dated October 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)

10.3	Registration Rights Agreement, dated October 20, 2021, by and among the Company, the Sponsor, GR Sleep LLC and certain other security holders named therein.(1)

10.4	Administrative Services Agreement, dated October 20, 2021, by and between the Company and the Sponsor.(1)

10.5	Sponsor Warrants Purchase Agreement, dated September 24, 2021, by and between the Company and the Thrive Acquisition Sponsor, LLC.(1)

10.8	Securities Subscription Agreement, dated as of May 5, 2021, between the Registrant and the Sponsor.(2)

10.9	Promissory Note, dated as of May 5, 2021, between the Registrant and the Sponsor.(2)

10.10	Form of Indemnity Agreement.(2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 26, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-259418) filed on September 29, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRIVE ACQUISITION CORPORATION

Date: May 18, 2022	By:	/s/ Charles Jobson
	Name:	Charles Jobson
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 18, 2022	By:	/s/ Charles Urbain
	Name:	Charles Urbain
	Title:	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)