Form 10-Q
period 2022-06-30
Thrive Acquisition Corp
filed 2022-08-11
CIK 1863685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 17,250,000 Class A ordinary shares, $0.0001 par value and 4,312,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

THRIVE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and For the Period From April 27, 2021 (Inception) Through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022 and For the Period From April 27, 2021 (Inception) Through June 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and For the Period From April 27, 2021 (Inception) Through June 30, 2021(Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
Part III. Signatures	26

i

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

THRIVE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$295,210	$504,606
Prepaid expenses - current	575,097	723,224
Total Current Assets	870,307	1,227,830
Treasury securities held in trust account	176,112,004	175,962,514
Prepaid expenses - noncurrent	—	218,537
Total Assets	$176,982,311	$177,408,881

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$336,140	$218,779
Accrued offering costs	25,958	25,958
Total Current Liabilities	362,098	244,737
Warrant liability	1,988,944	8,914,975
Deferred underwriters fee payable	6,037,500	6,037,500
Total Liabilities	8,388,542	15,197,212

Commitments and Contingencies (Note 6)

Temporary Equity
Class A ordinary shares, $0.0001 par value; 500,000,000 share authorized; 17,250,000 shares issued and outstanding subject to redemption	176,112,004	175,950,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	—	—
Accumulated deficit	(7,518,666)	(13,738,762)
Total Shareholders’ Deficit	(7,518,235)	(13,738,331)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$176,982,311	$177,408,881

The accompanying notes are an integral part of the unaudited condensed financial statements.

THRIVE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Six Months Ended	For the Period From April 27, 2021 (inception) through
	June 30,	June 30,	June 30,
	2022	2022	2021
Formation and operating costs	$286,985	$693,421	$7,799
Loss from operations	(286,985)	(693,421)	(7,799)

Other income:
Change in fair value of warrant liability	2,253,181	6,926,031	—
Unrealized gain on treasury securities held in Trust Account	93,547	149,490	—
Other expense, net	2,346,728	7,075,521	—
Net income (loss)	$2,059,743	$6,382,100	$(7,799)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,250,000	17,250,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.10	$0.30	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,312,500	4,312,500	3,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$0.30	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THRIVE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares
	Subject to Possible Redemption		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	17,250,000	$175,950,000	4,312,500	$431	—	$(13,738,762)	$(13,738,331)
Remeasurement of Class A ordinary shares to redemption value	—	68,457	—	—	—	(68,457)	(68,457)
Net income	—	—	—	—	—	4,322,357	4,322,357
Balance – March 31, 2022 (unaudited)	17,250,000	176,018,457	4,312,500	431	—	(9,484,862)	(9,484,431)
Remeasurement of Class A ordinary shares to redemption value	—	93,547	—	—	—	(93,547)	(93,547)
Net income	—	—	—	—	—	2,059,743	2,059,743
Balance – June 30, 2022 (unaudited)	17,250,000	$176,112,004	4,312,500	$431	—	$(7,518,666)	$(7,518,235)

FOR THE PERIOD FROM APRIL 27, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary Shares
	Subject to Possible Redemption		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – April 27, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor			5,750,000	575	24,425	—	25,000
Forfeiture of founder shares			(1,437,500)	(144)	144	—	—
Net loss	—	—	—	—	—	(7,799)	(7,779)
Balance – June 30, 2021 (unaudited)	—	$—	4,312,500	$431	$24,569	$(7,799)	$17,201

The accompanying notes are an integral part of the unaudited condensed financial statements.

THRIVE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months	For the Period April 27, 2021 (Inception)
	Ended	Through
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$6,382,100	(7,799)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on treasury securities held in Trust Account	(149,490)	—
Change in fair value of warrant liability	(6,926,031)	—
Insurance, dues and subscriptions amortization	366,664	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	117,361	7,799
Net cash used in operating activities	(209,396)	—
Cash Flows from Financing Activities:
Proceeds from promissory note	—	91,366
Payment of offering costs	—	(84,517)
Net cash provided by financing activities:	—	6,849
Net Change in Cash	(209,396)	6,849
Cash – Beginning	504,606	—
Cash – Ending	$295,210	$6,849

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$162,004	$—
Deferred offering costs included in accrued offering costs	$—	$241,088
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 27, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $295,210 in cash and working capital of $508,209. The Company’s liquidity needs through June 30, 2022 and prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the Sponsor to purchase Founders Shares, and loan proceeds from the Sponsor of $300,000 under the Note (Note 6). The Company repaid the Note in full on October 25, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on October 22, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on November 2, 2021 and the Company’s Annual Report filed on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021. The amount held in the Trust Account is comprised of investments in U.S. Treasury Bills. The Company accounts for its securities held in the trust account in accordance with the guidance in ASC Topic 320 “Debt and Equity Securities” (“ASC Topic 320”). These securities are classified as trading securities with unrealized gains/losses recognized through net income.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

JUNE 30, 2022

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Class A ordinary shares subject to possible redemption is calculated as follows:

Class A ordinary shares subject to redemption, at redemption value as of December 31, 2021	175,950,000
Remeasurement of Class A ordinary shares to redemption value	162,004
Class A ordinary shares subject to redemption, at redemption value as of June 30, 2022	$176,112,004

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at June 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not included the Public Warrants and the Private Placement Warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The Company’s statement of operations includes a presentation of net income (loss) per ordinary share subject to possible redemption and allocates the net income (loss) into the two classes of shares in calculating net earnings (loss) per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income (loss) per ordinary share is calculated by dividing the net loss by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class B ordinary shares, net earnings (loss) per share is calculated by dividing the net loss by the weighted average number of non-redeemable Class B ordinary shares outstanding for the period. Non-redeemable Class B ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the	For the
	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2022	2022
Class A ordinary shares subject to possible redemption
Numerator: Income attributable to Class A ordinary shares subject to possible redemption
Net income	$1,647,795	$5,105,680
Net income attributable to Class A ordinary shares subject to possible redemption	$1,647,795	$5,105,680
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	17,250,000	17,250,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.10	$0.30

Non-Redeemable Class B ordinary shares
Numerator: Net income
Net income	$411,948	$1,276,420
Non-redeemable net income	$411,948	$1,276,420
Denominator: Weighted average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,312,500	4,312,500
Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.10	$0.30

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 and was effective on January 1, 2022. The Company has assessed the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows and determined that there is no impact as of June 30, 2022.

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

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a total of $1,000 per month for office space, secretarial, and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $3,000 and $6,000 in fees for these services, respectively, of which $2,000 and $5,000 has been paid and $1,000 and $1,000 is accrued for in accounts payable, respectively.

Promissory Note — Related Party

On May 5, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) January 5, 2022, or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note was subsequently repaid on October 26, 2021. As of June 30, 2022 and December 31, 2021, there were no borrowings outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of June 30, 2022 and December 31, 2021, the Company has no borrowings under the Working Capital Loans.

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022, and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 17,250,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding.

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

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

NOTE 9. FAIR VALUE MEASUREMENTS

At June 30, 2022, the Company’s warrant liability was valued at $1,988,944. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of June 30, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy. There were no transfers within Level 3 fair value measurements during the three or six months ended June 30, 2022.

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

	June 30, 2022
Assets	(Level 1)	(Level 2)	(Level 3)
Cash and marketable securities held in trust account	$176,112,004	$-	$-
Liabilities
Public Warrants	$956,944	$-	$-
Private Placement Warrants	$-	$-	$1,032,000

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$175,962,514	$-	$-
Liabilities
Public Warrants	$4,296,975	$-	$-
Private Placement Warrants	$-	$-	$4,618,000

The following table presents the changes in the fair value of derivative warrant liabilities for the three and six months ended June 30, 2022:

	Public Warrants	Private Placement Warrants	Total Derivative Warrant Liability
Derivative warrant liabilities as of December 31, 2021	$4,296,975	$4,618,000	$8,914,975
Change in fair value	(2,252,850)	(2,420,000)	(4,672,850)
Derivative warrant liabilities as of March 31, 2022	2,044,125	2,198,000	4,242,125
Change in fair value	(1,087,181)	(1,166,000)	(2,253,181)
Derivative warrant liabilities as of June 30, 2022	$956,944	$1,032,000	$1,988,944

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at June 30, 2022 and December 31, 2021:

	Private Placement Warrants
	June 30,	December 31,
Input	2022	2021
Ordinary share price	$10.03	$9.89
Exercise price	$11.50	$11.50
Risk-free rate of interest	3.00%	1.33%
Volatility	0.63%	9.28%
Term	5.54	5.81
Value of one private warrant	$0.11	$0.51
Dividend yield	-%	-%

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 1, 2022 through June 30, 2022 were organizational activities and those related to our intent to effectuate an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an Initial Business Combination.

For the three months ended June 30, 2022, we had net income of $2,059,743, which consisted of operating expenses of $286,985, offset by a gain of $2,253,181 for the change in fair value of the warrant liability and an unrealized gain of $93,547 on marketable securities held in trust.

For the six months ended June 30, 2022, we had net income of $6,382,100, which consisted of operating expenses of $693,421, offset by a gain of $6,926,031 for the change in fair value of the warrant liability and an unrealized gain of $149,490 on marketable securities held in trust.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $295,210. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

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

As of June 30, 2022, we had marketable securities held in the Trust Account of $176,112,004 (including approximately $162,004 of unrealized gains consisting of U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay the Sponsor a monthly fee of $1,000 for office space, operational support and secretarial and administrative services. We began incurring these fees on November 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Initial Business Combination and our liquidation. For the three and six months ended June 30, 2022, the Company incurred $3,000 and $6,000 in fees for these services, respectively, and has paid $2,000 and $5,000, respectively.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at June 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. The Company has not included the Public Warrants and the Private Placement Warrants in the calculation of diluted income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The Company’s statement of operations includes a presentation of net income (loss) per ordinary share subject to possible redemption and allocates the net income (loss) into the two classes of shares in calculating net income (loss) per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class B ordinary shares, net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of nonredeemable Class B ordinary shares outstanding for the period. Non-redeemable Class B ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 and was effective on January 1, 2022. The Company has assessed the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows and determined that there is no impact as of June 30, 2022.

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

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation, our co-principal executive officers and principal financial and accounting officer have concluded that during the period covered by this report our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception noted below.

The principal executive officer and principal financial and accounting officer performed additional post-closing review procedures including reviewing historical filings and consulting with subject matter experts related to the accounting for complex financial instruments. The principal executive officer and principal financial and accounting officer also reviewed the accounting for the measurement of Class A ordinary shares subject to possible redemption to ensure the amounts were being measured at redemption value.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed on Form 10-K as filed with the SEC on June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All recent unregistered sales of securities have been previously reported.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of the Company.(1)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Class A Ordinary Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement, dated October 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)

10.1	Letter Agreement, dated October 20, 2021, by and among the Company, the Sponsor, GR Sleep LLC, Christophe Barnouin, John O’Callaghan and the Company’s officers and directors.(1)

10.2	Investment Management Trust Agreement, dated October 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)

10.3	Registration Rights Agreement, dated October 20, 2021, by and among the Company, the Sponsor, GR Sleep LLC and certain other security holders named therein.(1)

10.4	Administrative Services Agreement, dated October 20, 2021, by and between the Company and the Sponsor.(1)

No.	Description of Exhibit
10.5	Sponsor Warrants Purchase Agreement, dated September 24, 2021, by and between the Company and the Thrive Acquisition Sponsor, LLC.(1)

10.8	Securities Subscription Agreement, dated as of May 5, 2021, between the Registrant and the Sponsor.(2)

10.9	Promissory Note, dated as of May 5, 2021, between the Registrant and the Sponsor.(2)

10.10	Form of Indemnity Agreement.(2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 26, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-259418) filed on September 29, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRIVE ACQUISITION CORPORATION

Date: August 11, 2022	By:	/s/ Charles Jobson
	Name:	Charles Jobson
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Charles Urbain
	Name:	Charles Urbain
	Title:	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)