Form 10-Q
period 2022-09-30
Thrive Acquisition Corp
filed 2022-11-10
CIK 1863685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 17,250,000 Class A ordinary shares, $0.0001 par value and 4,312,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

THRIVE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and For the Period From April 27, 2021 (Inception) Through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and For the Period From April 27, 2021 (Inception) Through September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and For the Period From April 27, 2021 (Inception) Through September 30, 2021(Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	23
Part III. Signatures	25

i

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

THRIVE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$232,846	$504,606
Prepaid expenses - current	396,817	723,224
Total Current Assets	629,663	1,227,830
Treasury securities held in trust account	176,702,475	175,962,514
Prepaid expenses - noncurrent	—	218,537
Total Assets	$177,332,138	$177,408,881

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$425,294	$218,779
Accrued offering costs	25,958	25,958
Total Current Liabilities	451,252	244,737
Warrant liability	1,422,000	8,914,975
Deferred underwriters fee payable	6,037,500	6,037,500
Total Liabilities	7,910,752	15,197,212

Commitments and Contingencies (Note 6)

Temporary Equity
Class A ordinary shares, $0.0001 par value; 500,000,000 share authorized; 17,250,000 shares issued and outstanding subject to redemption	176,702,475	175,950,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	—	—
Accumulated deficit	(7,281,520)	(13,738,762)
Total Shareholders’ Deficit	(7,281,089)	(13,738,331)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$177,332,138	$177,408,881

The accompanying notes are an integral part of the unaudited condensed financial statements.

THRIVE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months	For the Period From April 27, 2021 (inception)
	Ended September 30,		Ended September 30,	through September 30,
	2022	2021	2022	2021
Formation and operating costs	$329,798	$7,560	$1,023,219	$15,359
Loss from operations	(329,798)	(7,560)	(1,023,219)	(15,359)

Other income:
Change in fair value of warrant liability	566,944	—	7,492,975	—
Dividend income on treasury securities held in Trust Account	669,990	—	669,990	—
Unrealized gain (loss) on treasury securities held in Trust Account	(79,519)	—	69,971	—
Other income, net	1,157,415	—	8,232,936	—
Net income (loss)	$827,617	$(7,560)	$7,209,717	$(15,359)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,250,000	—	17,250,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.04	$—	$0.33	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,312,500	3,750,000	4,312,500	3,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$(0.00)	$0.33	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THRIVE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares
	Subject to Possible Redemption		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	17,250,000	$175,950,000	4,312,500	$431	—	$(13,738,762)	$(13,738,331)
Remeasurement of Class A ordinary shares to redemption value	—	68,457	—	—	—	(68,457)	(68,457)
Net income	—	—	—	—	—	4,322,357	4,322,357
Balance – March 31, 2022 (unaudited)	17,250,000	176,018,457	4,312,500	431	—	(9,484,862)	(9,484,431)
Remeasurement of Class A ordinary shares to redemption value	—	93,547	—	—	—	(93,547)	(93,547)
Net income	—	—	—	—	—	2,059,743	2,059,743
Balance – June 30, 2022 (unaudited)	17,250,000	176,112,004	4,312,500	431	—	(7,518,666)	(7,518,235)
Remeasurement of Class A ordinary shares to redemption value	—	590,471	—	—	—	(590,471)	(590,471)
Net income	—	—	—	—	—	827,617	827,617
Balance – September 30, 2022 (unaudited)	17,250,000	$176,702,475	4,312,500	$431	—	$(7,281,520)	$(7,281,089)

FOR THE PERIOD FROM APRIL 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares
	Subject to Possible Redemption		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – April 27, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor			5,750,000	575	24,425	—	25,000
Forfeiture of founder shares			(1,437,500)	(144)	144	—	—
Net loss	—	—	—	—	—	(7,799)	(7,779)
Balance – June 30, 2021 (unaudited)	—	$—	4,312,500	$431	$24,569	$(7,799)	$17,201
Net loss	—	—	—	—	—	(7,560)	(7,560)
Balance – September 30, 2021 (unaudited)	—	$—	4,312,500	$431	$24,569	$(15,359)	$9,641

The accompanying notes are an integral part of the unaudited condensed financial statements.

THRIVE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months	For the Period April 27, 2021 (Inception)
	Ended	Through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$7,209,717	(15,359)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on treasury securities held in Trust Account	(69,971)	—
Dividend income on marketable securities held in Trust Account	(669,990)
Change in fair value of warrant liability	(7,492,975)	—
Insurance, dues and subscriptions amortization	544,944	—
Payment of accrued expense	—	401
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	206,515	14,958
Net cash used in operating activities	(271,760)	—
Cash Flows from Financing Activities:
Proceeds from promissory note	—	195,000
Payment of offering costs	—	(183,877)
Proceeds from independent director shares	—	4,231
Net cash provided by financing activities:	—	15,354
Net Change in Cash	(271,760)	15,354
Cash – Beginning	504,606	—
Cash – Ending	$232,846	$15,354

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$752,475	$—
Deferred offering costs included in accrued offering costs	$—	$492,631
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid by Sponsor under promissory note	$—	$51,366

The accompanying notes are an integral part of the unaudited condensed financial statements.

THRIVE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 27, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $232,846 in cash and working capital of $178,411. The Company’s liquidity needs through September 30, 2022 and prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the Sponsor to purchase Founders Shares, and loan proceeds from the Sponsor of $300,000 under the Note (Note 6). The Company repaid the Note in full on October 25, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans through the Combination Period, which is within 12 months from the issuance of these financial statements. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have sufficient funds available to operate our business prior to our Initial Business Combination. However, future cash flow forecasts indicate that there will not be sufficient cash to meet these obligations as they become due. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As the Combination period ends on January 25, 2023 (or April 25, 2023 with extensions), the Company may be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on October 22, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on November 2, 2021 and the Company’s Annual Report filed on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. The amount held in the Trust Account is comprised of investments in U.S. Treasury Bills. The Company accounts for its securities held in the trust account in accordance with the guidance in ASC Topic 320 “Debt and Equity Securities” (“ASC Topic 320”). These securities are classified as trading securities with unrealized gains/losses recognized through net income.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants (as defined below) and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on October 25, 2021, offering costs totaling $16,408,042 (consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees, $6,335,214 excess fair value of Founder Shares and $585,328 of actual offering costs, with $1,073,648 included in accumulated deficit as an allocation for the Public Warrants and the Private Placement Warrants, and $15,334,394 included in additional paid-in capital.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Class A ordinary shares subject to possible redemption is calculated as follows:

Class A ordinary shares subject to redemption, at redemption value as of December 31, 2021	175,950,000
Remeasurement of Class A ordinary shares to redemption value	752,475
Class A ordinary shares subject to redemption, at redemption value as of September 30, 2022	$176,702,475

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at September 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not included the Public Warrants and the Private Placement Warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The Company’s statement of operations includes a presentation of net income (loss) per ordinary share subject to possible redemption and allocates the net income (loss) into the two classes of shares in calculating net earnings (loss) per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income (loss) per ordinary share is calculated by dividing the net loss by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class B ordinary shares, net earnings (loss) per share is calculated by dividing the net loss by the weighted average number of non-redeemable Class B ordinary shares outstanding for the period. Non-redeemable Class B ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2022	2022
Class A ordinary shares subject to possible redemption
Numerator: Income attributable to Class A ordinary shares subject to possible redemption
Net income	$662,094	$5,767,774
Net income attributable to Class A ordinary shares subject to possible redemption	$662,094	$5,767,774
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	17,250,000	17,250,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.04	$0.33

Non-Redeemable Class B ordinary shares
Numerator: Net income
Net income	$165,523	$1,441,943
Non-redeemable net income	$165,523	$1,441,943
Denominator: Weighted average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,312,500	4,312,500
Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.04	$0.33

		For the
		Period From
	For the	April 27, 2021
	Three Months	(inception)
	Ended	through
	September 30,	September 30,
	2021	2021
Class A ordinary shares subject to possible redemption
Numerator: Income attributable to Class A ordinary shares subject to possible redemption
Net income	$—	$—
Net income attributable to Class A ordinary shares subject to possible redemption	$—	$—
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	—	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$—	$—

Non-Redeemable Class B ordinary shares
Numerator: Net loss
Net loss	$(7,560)	$(15,359)
Non-redeemable net loss	$(7,560)	$(15,359)
Denominator: Weighted average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	3,750,000	3,750,000
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.00)	$(0.00)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 and was effective on January 1, 2022. The Company has assessed the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows and determined that there is no impact as of September 30, 2022.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a total of $1,000 per month for office space, secretarial, and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $3,000 and $9,000 in fees for these services, respectively, of which $3,000 and $8,000 has been paid and $0 and $1,000 is accrued for in accounts payable, respectively. For the three and nine months ended September 30, 2021, the Company had not incurred any amounts for these services as the term of the agreement started in October 2021.

Promissory Note — Related Party

On May 5, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) January 5, 2022, or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note was subsequently repaid on October 26, 2021. As of September 30, 2022 and December 31, 2021, there were no borrowings outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of September 30, 2022 and December 31, 2021, the Company has no borrowings under the Working Capital Loans.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022, and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 17,250,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

At September 30, 2022, the Company’s warrant liability was valued at $1,422,000. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of September 30, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy. There were no transfers within Level 3 fair value measurements during the three or nine months ended September 30, 2022.

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

	September 30, 2022
Assets	(Level 1)	(Level 2)	(Level 3)
Cash and marketable securities held in trust account	$176,702,475	$-	$-
Liabilities
Public Warrants	$690,000	$-	$-
Private Placement Warrants	$-	$-	$732,000

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$175,962,514	$-	$-
Liabilities
Public Warrants	$4,296,975	$-	$-
Private Placement Warrants	$-	$-	$4,618,000

The following table presents the changes in the fair value of derivative warrant liabilities for the three and nine months ended September 30, 2022:

	Public Warrants	Private Placement Warrants	Total Derivative Warrant Liability
Derivative warrant liabilities as of December 31, 2021	$4,296,975	$4,618,000	$8,914,975
Change in fair value	(2,252,850)	(2,420,000)	(4,672,850)
Derivative warrant liabilities as of March 31, 2022	2,044,125	2,198,000	4,242,125
Change in fair value	(1,087,181)	(1,166,000)	(2,253,181)
Derivative warrant liabilities as of June 30, 2022	$956,944	$1,032,000	$1,988,944
Change in fair value	(266,944)	(300,000)	(566,944)
Derivative warrant liabilities as of September 30, 2022	$690,000	$732,000	$1,422,000

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

The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at September 30, 2022 and December 31, 2021:

	Private Placement Warrants
	September 30,	December 31,
Input	2022	2021
Ordinary share price	$10.14	$9.89
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.01%	1.33%
Volatility	0.001%	9.28%
Term	5.29	5.81
Value of one private warrant	$0.08	$0.51
Dividend yield	-%	-%

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 1, 2022 through September 30, 2022 were organizational activities and those related to our intent to effectuate an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an Initial Business Combination.

For the three months ended September 30, 2022, we had net income of $827,617, which consisted of operating expenses of $329,798 and an unrealized loss of $79,519, offset by a gain of $566,944 for the change in fair value of the warrant liability and dividend income of $669,990 on treasury securities held in trust. For the three months ended September 30, 2021, we had net loss of $7,560 comprised of formation and operating expenses.

For the nine months ended September 30, 2022, we had net income of $7,209,717, which consisted of operating expenses of $1,023,219, offset by a gain of $7,492,975 for the change in fair value of the warrant liability, dividend income of $669,990 on treasury securities held in trust and an unrealized gain of $69,971 on marketable securities held in trust. For the period from April 27, 2021 (inception) through September 30, 2021, we had net loss of $15,359 comprised of formation and operating expenses.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $232,846. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

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

As of September 30, 2022, we had marketable securities held in the Trust Account of $176,702,475 (including approximately $752,476 of dividend income and unrealized gains consisting of U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay the Sponsor a monthly fee of $1,000 for office space, operational support and secretarial and administrative services. We began incurring these fees on November 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Initial Business Combination and our liquidation. For the three and nine months ended September 30, 2022, the Company incurred $3,000 and $9,000 in fees for these services, respectively, and has paid $3,000 and $8,000, respectively.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at September 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. The Company has not included the Public Warrants and the Private Placement Warrants in the calculation of diluted income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 and was effective on January 1, 2022. The Company has assessed the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows and determined that there is no impact as of September 30, 2022.

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

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation, our co-principal executive officers and principal financial and accounting officer have concluded that during the period covered by this report our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception noted below.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed on Form 10-K as filed with the SEC on September 30, 2022.

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

THRIVE ACQUISITION CORPORATION

Date: November 10, 2022	By:	/s/ Charles Jobson
	Name:	Charles Jobson
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Charles Urbain
	Name:	Charles Urbain
	Title:	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)